Form 10-K
period 2009-09-26
CARDINAL PACKAGING INC; CPI HOLDING CORP; KERR GROUP, LLC; POLY SEAL, LLC; SUN COAST INDUSTRIES, LLC; BERRY PLASTICS CORP; BERRY IOWA, LLC; SAFFRON ACQUISITION, LLC; BERRY STERLING CORP; PACKERWARE CORP
filed 2009-11-24
CIK 1093665, 1093666, 55454, 79401, 319129, 919465, 919467, 1054090, 1075619, 1075620

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

    (Mark One)
[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
September 26, 2009
or

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 033-75706-01
BERRY PLASTICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	35-1814673
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
101 Oakley Street Evansville, Indiana	47710
(Address of principal executive offices)	(Zip code)

SEE TABLE OF ADDITIONAL REGISTRANT GUARANTORS

Registrant’s telephone number, including area code:  (812) 424-2904

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes [X]  No [   ]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [     ]                        Accelerated filer  [     ]                                   Non-accelerated filer [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes[   ]No[X]

As of November 5, 2009, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation were held by Berry Plastics Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
None

Table of Additional Registrant Guarantors

Exact Name	Jurisdiction of Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.	Name, Address and Telephone Number of Principal Executive Offices
Aerocon, LLC	Delaware	3089	35-1948748	(a)
Berry Iowa, LLC	Delaware	3089	42-1382173	(a)
Berry Plastics Design, LLC	Delaware	3089	62-1689708	(a)
Berry Plastics Technical Services, Inc.	Delaware	3089	57-1029638	(a)
Berry Sterling Corporation	Delaware	3089	54-1749681	(a)
CPI Holding Corporation	Delaware	3089	34-1820303	(a)
Knight Plastics, Inc.	Delaware	3089	35-2056610	(a)
Packerware Corporation	Delaware	3089	48-0759852	(a)
Pescor, Inc.	Delaware	3089	74-3002028	(a)
Poly-Seal, LLC	Delaware	3089	52-0892112	(a)
Venture Packaging, Inc.	Delaware	3089	51-0368479	(a)
Venture Packaging Midwest, Inc.	Delaware	3089	34-1809003	(a)
Berry Plastics Acquisition Corporation III	Delaware	3089	37-1445502	(a)
Berry Plastics Opco, Inc.	Delaware	3089	30-0120989	(a)
Berry Plastics Acquisition Corporation V	Delaware	3089	36-4509933	(a)
Berry Plastics Acquisition Corporation VIII	Delaware	3089	32-0036809	(a)
Berry Plastics Acquisition Corporation IX	Delaware	3089	35-2184302	(a)
Berry Plastics Acquisition Corporation X	Delaware	3089	35-2184301	(a)
Berry Plastics Acquisition Corporation XI	Delaware	3089	35-2184300	(a)
Berry Plastics Acquisition Corporation XII	Delaware	3089	35-2184299	(a)
Berry Plastics Acquisition Corporation XIII	Delaware	3089	35-2184298	(a)
Berry Plastics Acquisition Corporation XV, LLC	Delaware	3089	35-2184293	(a)
Kerr Group, LLC	Delaware	3089	95-0898810	(a)
Saffron Acquisition, LLC	Delaware	3089	94-3293114	(a)
Setco, LLC	Delaware	3089	56-2374074	(a)
Sun Coast Industries, LLC	Delaware	3089	59-1952968	(a)
Tubed Products, LLC	Delaware	3089	56-2374082	(a)
Cardinal Packaging, Inc.	Ohio	3089	34-1396561	(a)
Landis Plastics, LLC	Delaware	3089	36-2471333	(a)
Covalence Specialty Adhesives LLC	Delaware	2672	20-4104683	(a)
Covalence Specialty Coatings LLC	Delaware	2672	20-4104683	(a)
Caplas LLC	Delaware	3089	20-3888603	(a)
Caplas Neptune, LLC	Delaware	3089	20-5557864	(a)
Captive Holdings, Inc.	Delaware	3089	20-1290475	(a)
Captive Plastics, Inc.	New Jersey	3089	22-1890735	(a)
Grafco Industries Limited Partnership	Maryland	3089	52-1729327	(a)
Rollpak Acquisition Corporation	Indiana	3089	03-0512845	(a)
Rollpak Corporation	Indiana	3089	35-1582626	(a)

(a)  101 Oakley Street, Evansville, IN 47710

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K for the fiscal period ending September 26, 2009 (“fiscal 2009”) and comparable periods September 27, 2008 (“fiscal 2008”) and September 29, 2007 (“fiscal 2007”) includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business."  You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements.  All forward-looking statements involve risks and uncertainties.  Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations.  The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Form 10-K.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	risks associated with our substantial indebtedness and debt service
•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	performance of our business and future operating results;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	reliance on unpatented know-how and trade secrets;
•	increases in the cost of compliance with laws and regulations, including environmental laws and regulations;
•	risks related to disruptions in the overall economy and the financial markets may adversely impact our business;
•	catastrophic loss of one of our key manufacturing facilities;
•	risks of competition, including foreign competition, in our existing and future markets;
•	general business and economic conditions, particularly an economic downturn; and
•	the other factors discussed in the section of this Form 10-K titled “Risk Factors.”

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-K may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

TABLE OF CONTENTS

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 2009

Item 1.  BUSINESS

General

We believe we are one of the world’s leading manufacturer and marketers of plastic packaging products, plastic film products, specialty adhesives and coated products.  We manufacture a broad range of innovative, high quality packaging solutions using our collection of over 2,200 proprietary molds and an extensive set of internally developed processes and technologies. Our principal products include containers, drink cups, bottles, closures and overcaps, tubes and prescription containers, trash bags, stretch films, plastic sheeting, and tapes which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail, agricultural, horticultural, institutional, industrial, construction, aerospace, and automotive.  We sell our packaging solutions to approximately 13,000 customers, ranging from large multinational corporations to small local businesses comprised of a favorable balance of leading national blue-chip customers as well as a collection of smaller local specialty businesses.  We believe that we are one of the largest global purchasers of polyethylene resin, processing approximately one billion pounds annually.  We believe that our proprietary tools and technologies, low-cost manufacturing capabilities and significant operating and purchasing scale provide us with a competitive advantage in the marketplace. Our unique combination of leading market positions, proven management team, product and customer diversity and manufacturing and design innovation provides access to a variety of growth opportunities. Our top 10 customers represented approximately 21% of our fiscal 2009 net sales with no customer accounting for more than 6% of our fiscal 2009 net sales.  The average length of our relationship with these customers was over 20 years. Additionally, we operate more than 60 strategically located manufacturing facilities and have extensive distribution capabilities.

Current Year Acquisitions and Divestitures

Erie County Plastics Corporation

In November 2008, the Company was the successful bidder to acquire certain assets of Erie County Plastics Corporation, a custom injection molder of plastics packaging and components for $4.6 million.  Erie Plastics previously filed for bankruptcy protection on September 29, 2008.  The Company funded the acquisition of these assets with cash from operations.  Synergies identified from the Erie acquisition were $4.0 million.

Sale of Capsol Berry Plastics S.p.a.

In March 2009, we sold Capsol Berry Plastics S.p.a.  This business generated annual net sales of approximately $17.0 million and was included in our Rigid Closed Top segment.  The sale resulted in a net loss of $4.2 million, net of tax, which is included in Discontinued operations.

Recent Developments

In October 2009, we announced our intention to acquire the equity of Pliant Corporation (“Pliant”) upon its emergence from reorganization pursuant to a proceeding under Chapter 11 of the Bankruptcy Code. If the acquisition is completed, Pliant would be a wholly owned subsidiary of Berry Plastics.  Pliant is a leading manufacturer of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications with annual net sales of $1,127.6 million in calendar 2008. Pliant manufactures key components in a wide variety of flexible packaging products for use in end-use markets such as coffee, confections, snacks, fresh produce, lidding, and hot-fill liquids as well as providing printed rollstock, bags and sheets used to package consumer goods. Pliant also offers a diverse product line of film industry-related products and has achieved leading positions in many of these product lines.

In November 2009, in order to fund the $561.0 million Pliant acquisition estimated purchase price, two of our unrestricted subsidiaries completed a private placement of $370.0 million aggregate principal amount of 8 ¼% First Priority Senior Secured Notes due on November 15, 2015 and $250.0 million aggregate principal amount of 8⅞% Second Priority Senior Secured Notes due on September 15, 2014.  In light of the conditions required to effect the proposed Pliant acquisition including customary antitrust approvals, the gross proceeds of $596.3 million, before fees and expenses, from this offering were placed into segregated escrow collateral accounts pending our right to acquire the equity of Pliant upon emergence from bankruptcy.  Therefore, if the Pliant acquisition does not occur prior to January 29, 2010, or such earlier date as we determine at our sole discretion that any of the offering escrow conditions cannot be satisfied, then these Notes will be subject to a special mandatory redemption at a price equal to 100% of the gross proceeds of such Notes, plus accrued and unpaid interest to, but not including, the date of redemption.  As part of acquisition of Pliant, the offering we expect to increase the amount of our lender commitments under our revolving credit facility by $100 million.

In November 2009, we entered into a definitive agreement to acquire 100% of the outstanding common stock of Superfos Packaging, Inc., a manufacturer of injection molded plastic rigid open top containers and other plastic packaging products for the food, industrial and household chemical, building materials and personal care end markets which had 2008 annual net sales of $46.8 million.  The purchase price is approximately $82 million and will be funded from cash on hand or existing credit facilities.

Product Overview

We organize our business into four operating divisions: Rigid Open Top, Rigid Closed Top, Flexible Films, and Tapes and Coatings.  Additional financial information about our business segments is provided in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements,” which are included elsewhere in this Form 10-K.

Rigid Open Top

Our Rigid Open Top division is comprised of three product categories: containers, foodservice items (drink cups, institutional catering, and cutlery) and home and party.  The largest end-uses for our containers are food and beverage products, building products and chemicals.  We believe that we offer one of the broadest product lines among U.S.-based injection-molded plastic container and drink cup manufacturers and are a leader in thermoformed container and drink cup offerings, which provide a superior combination of value and quality relative to competing processes.  Many of our open top products are manufactured from proprietary molds that we develop and own, which results in significant switching costs to our customers.  In addition to a complete product line, we have sophisticated printing capabilities and in-house graphic arts and tooling departments, which allow us to integrate ourselves into, and add material value to, our customers’ packaging design process.  Our product engineers work directly with customers to design and commercialize new products.  In order to identify new markets and applications for existing products and opportunities to create new products, we rely extensively on our national sales force.  Once these opportunities are identified, our sales force works with our product design engineers and artists to satisfy customers’ needs.  Our low-cost manufacturing capability with plants strategically located throughout the United States and a dedication to high-quality products and customer service have allowed us to further develop and maintain strong relationships with our attractive base of customers.  Our primary competitors include Airlite, Huhtamaki, Letica, Polytainers, Pactiv and Solo.  These competitors individually only compete on certain of our open top products, whereas we offer the entire selection of open top products described below.

Containers.  We manufacture a collection of nationally branded container products and also seek to develop customized container products for niche applications by leveraging of our state-of-the-art design, decoration and graphic arts capabilities.  This mix allows us to both achieve significant economies of scale, while also maintaining an attractive portfolio of specialty products.  Our container capacities range from 4 ounces to 5 gallons and are offered in various styles with accompanying lids, bails and handles, some of which we produce, as well as a wide array of decorating options.  We have long-standing supply relationships with many of the nation’s leading food and consumer products companies, including Dannon, Dean Foods, General Mills, Kraft, Kroger and Unilever.

Foodservice. We believe that we are the largest provider of large size thermoformed polypropylene (“PP”) and injection-molded plastic drink cups in the United States.  We are the leading producer of 32 ounce or larger thermoformed PP drink cups and offer a product line with sizes ranging from 12 to 52 ounces.  Our thermoform process uses PP instead of more expensive polystyrene or polyethylene terephthalate (“PET”) in producing deep draw drink cups to generate a cup of superior quality with a material competitive cost advantage versus thermoformed polystyrene or PET drink cups.  Additionally, we produce injection-molded plastic cups that range in size from 12 to 64 ounces.  Primary markets for our plastic drink cups are quick service and family dining restaurants, convenience stores, stadiums and retail stores.  Many of our cups are decorated, often as promotional items, and we believe we have a reputation in the industry for innovative, state-of-the-art graphics.  Selected drink cup customers and end users include Hardee’s, McDonald’s, Quik Trip, Starbucks, Subway, Wendy’s and Yum! Brands.
Home and Party.  Our participation in the home and party market is focused on producing semi-disposable plastic home and party and plastic garden products.  Examples of our products include plates, bowls, pitchers, tumblers and outdoor flowerpots.  We sell virtually all of our products in this market through major national retail marketers and national chain stores, such as Wal-Mart.  PackerWare is our recognized brand name in these markets and PackerWare branded products are often co-branded by our customers.  Our strategy in this market has been to provide high value to consumers at a relatively modest price, consistent with the key price points of the retail marketers.  We believe outstanding service and the ability to deliver products with timely combination of color and design further enhance our position in this market.

Rigid Closed Top

Our Rigid Closed Top division is comprised of three product categories; closures and overcaps, bottles and prescription containers, and tubes.  We believe that this line of products gives us a competitive advantage in being able to provide a complete plastic package to our customers.  We have a number of leading positions in which we have been able to leverage this capability such as prescription container packages, Tab II® pharmaceutical packages, and proprietary tube and closure designs.  Our innovative design center and product development engineers regularly work with our customers to develop differentiated packages that offer unique shelf presence, functionality, and cost competitiveness.  Combine our design expertise with our world class manufacturing facilities, and we are uniquely positioned to take projects from creative concept to delivered end product.  We utilize a broad range of manufacturing technologies, offering several different manufacturing processes, including various forms of injection, extrusion, compression, and blow molding, as well as decorating and lining services.  This allows us to match the optimal manufacturing platform with each customer’s desired package design and volume.  Our quality system, which includes an emphasis on process control and vision technology, allows us to meet the increasingly high performance and cosmetic standards of our customers.  Our primary competitors include Graham Packaging, Rexam, Rank/Alcoa, Ball and Silgan.  With few exceptions, these competitors do not compete with us across many of our products and market segments.  We believe that we are the only industry participant that offers the entire product line of our Rigid Closed Top products described below.  We have a strong reputation for quality and service, and have received numerous “Supplier Quality Achievement Awards” from customers, as well as “Distribution Industry Awards” from market associations.

Closures and Overcaps.  We are a leading producer of closures and overcaps across several of our product lines, including continuous thread and child resistant closures, as well as aerosol overcaps.  Our dispensing closure business has been growing rapidly, as more consumer products migrate towards functional closures.  We currently sell our closures into numerous end markets, including pharmaceutical, vitamin/nutritional, healthcare, food/beverage and personal care.  In addition to traditional closures, we are a provider of a wide selection of custom closure solutions including fitments and plugs for medical applications, cups and spouts for liquid laundry detergent, and dropper bulb assemblies for medical and personal care applications.  Further, we believe that we are the leading domestic producer of injection-molded aerosol overcaps.  Our aerosol overcaps are used in a wide variety of consumer goods including spray paints, household and personal care products, insecticides and numerous other commercial and consumer products.  We believe our technical expertise and manufacturing capabilities provide us a low cost position that has allowed us to become a leading provider of high quality closures and overcaps to a diverse set of leading companies.  Our manufacturing advantage is driven by our position on the forefront of various technologies, including the latest in single and bi-injection processes, compression molding of thermoplastic and thermoset resins, precise reproduction of colors, automation and vision technology, and proprietary packing technology that minimizes freight cost and warehouse space.  The majority of our overcaps and closures are manufactured from proprietary molds, which we design, develop, and own.  In addition to these molds, we utilize state of the art lining, assembly, and decorating equipment to enhance the value and performance of our products in the market.  Our closure and aerosol overcap customers include McCormick, Bayer, Diageo, Pepsico, Wyeth, Kraft, Sherwin-Williams and S.C. Johnson.

Bottles and Prescription Containers.  Our bottle and prescription container businesses target similar markets as our closure business.  We believe we are the leading supplier of spice containers in the United States and have a leadership position in various food and beverage, vitamin and nutritional markets, as well as selling bottles into prescription and pharmaceutical applications.  Additionally, we are a leading supplier in the prescription container market, supplying a complete line of amber containers with both one-piece and two-piece child-resistant closures.  We offer an extensive line of stock polyethylene (“PE”) and PET bottles for the vitamin and nutritional markets.  Our design capabilities, along with internal engineering strength give us the ability to compete on customized designs to provide desired differentiation from traditional packages.  We also offer our customers decorated bottles with hot stamping, silk screening and labeling.  We sell these products to personal care, pharmaceutical, food and consumer product customers, including McCormick, Pepsico, Carriage House, Perrigo, CVS, NBTY, Target Stores, John Paul Mitchell and Novartis.

Tubes.  We believe that we are one of the largest suppliers of extruded plastic squeeze tubes in the United States.  We offer a complete line of tubes from ½” to 2 ¼” in diameter.  We have also introduced laminate tubes to complement our extruded tube business.  Our focus and investments are made to ensure that we are able to meet the increasing trend towards large diameter tubes with high-end decoration.  We have several proprietary designs in this market that combine tube and closure, that have won prestigious package awards, and are viewed as very innovative both in appearance, functionality, and from a sustainability standpoint.  The majority of our tubes are sold in the personal care market, focusing on products like facial/cold creams, shampoos, conditioners, bath/shower gels, lotions, sun care, hair gels and anti-aging creams.  We also sell our tubes into the pharmaceutical and household chemical markets.  We believe that our ability to provide creative package designs, combined with a complementary line of closures, makes us a preferred supplier for many customers in our target markets including Kao Brands, L’Oreal, Avon, and Procter & Gamble.

Flexible Films

Our Flexible Films division manufactures and sells primarily PE-based film products. Our principal products include trash bags, drop cloths, agricultural film, stretch film, shrink film and custom packaging film. We are one of the largest producers of plastic trash bags, stretch film and plastic sheeting in the United States. Our Ruffies trash bags are a leading value brand of retail trash bags in the United States. Our products are used principally in the agricultural, horticultural, institutional, foodservice and retail markets.  Our primary competitors include PolyAmerica, Heritage, AEP, Sigma and Pactiv. The Flexible Film division includes the following product groups:

Do-It-Yourself.  We sell branded and private label plastic sheeting for construction, consumer, and agricultural end users.  These products are sold under leading brands such as Film-Gard® and Tufflite®.  Our products also include drop cloths, painters’ plastics, greenhouse films, irrigation tubing, Ruffies®, Ruffies Pro® and private label trash bags.  Our do-it-yourself products are sold primarily through wholesale outlets, hardware stores and home centers, paint stores and mass merchandisers, as well as agricultural distributors.  Our Do-It-Yourself customers include Home Depot, Lowes, True Value and ACE.

Institutional.  We sell trash-can liners and food bags for “away from home” locations such as offices, restaurants, schools, hospitals, hotels, municipalities and manufacturing facilities.  We also sell products under the Big City®, Hospi-Tuff®, Plas-Tuff®, Rhino-X® and Steel-Flex® brands.  Our institutional customers include Unisource and Gorden Food Service.

Custom Films.  We manufacture a diverse group of niche custom films, including shrink-bundling film, used to wrap and consolidate sets of products, and barrier films for food, beverage and industrial packaging.  These products are sold directly to converters and end users, as well as through distributors.  Our custom films customers include Nestle and Group O.

Stretch Films.  We produce both hand and machine-wrap stretch films, which are used by end users to wrap products and packages for storage and shipping.  We sell stretch film products to distributors and retail and industrial end users under the MaxTech® and PalleTech® brands.  Our stretch films customers include XPEDX and Unisource.

Retail.  We primarily sell branded and private label retail trash bags.  Our Ruffies® brand of trash bags is a leading value brand in the United States.  Private label products are manufactured to the specifications of retailers and carry their customers’ brands.  Retail products are sold to mass merchandisers, grocery stores, and drug stores.  Our retail customers include Walmart, Big Lots and HEB.

Tapes and Coatings

Our Tapes and Coatings division manufactures and sells tape, adhesive and corrosion protective products to a diverse base of customers around the world.  We offer a broad product portfolio of key product groups to a wide range of global end markets that include corrosion protection, HVAC, building and construction, industrial, retail, automotive medical and aerospace.  Our principal products include heat shrinkable and PE-based tape coatings, PE coated cloth tapes, splicing/laminating tapes, flame-retardant tapes, vinyl-coated tapes, and a variety of other specialty tapes, including carton sealing, masking, mounting and OEM medical tapes.  We specialize in manufacturing laminated and coated products for a diverse range of applications, including flexible packaging, products for the housing construction and woven polypropylene flexible intermediate bulk containers (“FIBC”).  We use a wide range of substrates and basic weights of paper, film, foil and woven and non-woven fabrics to service the residential building, industrial, food packaging, healthcare and military markets.  Our primary competitors include Intertape Polymers, 3-M, ShurTape, Canusa, Denso, Caddalic, Coated Excellence and FortaFiber.

Tapes.  We produce and sell a diverse portfolio of specialty adhesive products and provide products to end users in the industrial, oil, gas and water supply, HVAC, building and construction, retail, automotive, and medical markets.  We sell our products to a wide-range of customers, including retailers, distributors and end users.  We manufacture our products primarily under eight brands, including Nashua® and Polyken® and include the following product groups:

Tape Products—We are the leading North American manufacturer of cloth and foil tape products.  Other tape products include high-quality, high performance liners of splicing and laminating tapes, flame-retardant tapes, vinyl-coated and carton sealing tapes, electrical, double-faced cloth, masking, mounting, OEM medical and other specialty tapes.  These products are sold under the National™, Nashua®, and Polyken® brands in the United States.  Tape products are sold primarily through distributors and directly to end users and are used predominantly in industrial, HVAC, automotive, construction and retail market applications.  In addition to serving our core tape end markets, we are also a leading producer of tapes in the niche aerospace, construction and medical end markets.  We believe that our success in serving these additional markets is principally due to a combination of technical and manufacturing expertise leveraged in favor of customized applications.  Our tape products customers include Home Depot, Gorilla Glue and RH Elliott.

Corrosion Protection Products—- We are the leading global producer of adhesive products to infrastructure, rehabilitation and new pipeline projects throughout the world.  Our products deliver superior performance across all climates and terrains for the purpose of sealing, coupling, rehabilitation and corrosion protection of pipelines.  Products include heat-shrinkable coatings, single- and multi-layer sleeves, pipeline coating tapes, anode systems for cathodic protection and epoxy coatings.  These products are used in oil, gas and water supply and construction applications.  Our customers primarily include contractors managing discrete construction projects around the world as well as distributors and applicators.  Our corrosion protection products customers include Tyco Electronics, Northwest Pipe and Midwestern Pipeline Products.

Specialty Adhesives—Our specialty adhesives manufacturing and design capabilities support many applications in virtually every industry.  We produce single and double coated transfer tapes for bonding applications for the medical, aerospace, specialty industrial and automotive assembly end markets.  Our products are primarily sold under its Patco™ and STG™ brand names and the vast majority of them are sold directly to end-use customers with whom we work to develop products for application-specific uses.  Our specialty adhesives customers include Covidien, Cardinal Healthcare and Rogers Corp.

Coatings. We manufacture and sell a diversified portfolio of coated and laminated products, including flexible packaging, multi-wall bags, fiber-drum packaging, housewrap, and PP-based storage containers.  These products are sold for use in packaging, construction, and material handling applications.  We sell our coated products under a number of brands, including Barricade® and R-Wrap®.  In addition, a number of our construction-related products are also sold under private labels.  Our customers include converters, distributors, contractors and manufacturers.  We provide products to a diverse group of end users in the food, consumer, building and construction, medical, chemical, agriculture, mining and military markets under the following product lines:

Flexible Packaging – We manufacture specialty coated and laminated products for a wide variety of packaging applications.  The key end-markets and applications for our products include food, consumer, healthcare, industrial and military pouches, roll wrap, multi-wall bags and fiber drum packaging.  Our products are sold under the MarvelGuard™ and MarvelSeal™ brands and are predominately sold to converters who transform them into finished goods.  Our flexible packaging customers include Covidien, Edco Supply and Morton Salt.

Building Products – We produce exterior linerboard and foil laminated sheathing, housewrap and exterior window and door flashings for the building and construction end-markets.  Our products are sold under a number of market leading brands, including Barricade®, Contour™, Energy-Wrap®, Opti-Flash®, R-Wrap®, Thermo-Ply®, and WeatherTrek®. These products are sold to wholesale distributors, lumberyards and directly to building contractors.  Our building products customers include Blue Linx Corp. and Hutting Building Products.

FIBC – We manufacture customized polypropylene-based, woven and sewn containers for the transportation and storage of raw materials such as seeds, titanium dioxide, clay and resin pellets.  Our FIBC customers include Texene LLC, Pioneer Hi-Bred Intl. and Superior Ingenio.

Marketing and Sales

We reach our large and diversified base of approximately 13,000 customers through our direct field sales force of dedicated professionals and the strategic use of distributors.  Our field sales, production and support staff meet with customers to understand their needs and improve our product offerings and services.  Our scale enables us to dedicate certain sales and marketing efforts to particular products, customers or geographic regions, when applicable, which enables us to develop expertise that is valued by our customers.  In addition, because we serve common customers across segments, we have the ability to efficiently utilize our sales and marketing resources to minimize costs.  Highly skilled customer service representatives are strategically located throughout our facilities to support the national field sales force.  In addition, telemarketing representatives, marketing managers and sales/marketing executives oversee the marketing and sales efforts.  Manufacturing and engineering personnel work closely with field sales personnel and customer service representatives to satisfy customers’ needs through the production of high-quality, value-added products and on-time deliveries.

Our sales force is also supported by technical specialists and our in-house graphics and design personnel.  Our creative services department includes computer-assisted graphic design capabilities and in-house production of photopolymer printing plates.  We also have a centralized color matching and materials blending department that utilizes a computerized spectrophotometer to insure that colors match those requested by customers.

We believe that we have differentiated ourselves from competitors by building a reputation for high-quality products, customer service, and innovation.  Our sales team monitors customer service in an effort to ensure that we remain the primary supplier for our key accounts.  This strategy requires us to develop and maintain strong relationships with our customers, including end users as well as distributors and converters.  We have a technical sales team with significant knowledge of our products and processes, particularly in specialized products.  This knowledge enables our sales and marketing team to work closely with our research and development organization and our customers to co-develop products and formulations to meet specific performance requirements.  This partnership approach enables us to further expand our relationships with our existing customer base, develop relationships with new customers and increase sales of new products.

Manufacturing

We manufacture our Rigid Open Top and Rigid Closed Top products utilizing several primary molding methods including: injection, thermoforming, compression, tube extrusion and blow molding.  These processes begin with raw plastic pellets, which are then converted into finished products.  In the injection process, the raw pellets are melted to a liquid state and injected into a multi-cavity steel mold where the resin is allowed to solidify to take the final shape of the part.  In the thermoform process, the raw resin is softened to the point where sheets of material are drawn into multi-cavity molds and formed over the molds to form the desired shape.  Compression molding is a high-speed process that begins with a continuously extruded plastic melt stream that is cut while remaining at molding temperature and carried to the mold cavity.  Independent mold cavities close around the molten plastic, compressing it to form the part, which is cooled and ejected. In the tube extrusion process, we extrude resin that is solidified in the shape of a tube and then cut to length.  The tube then has the head added by using another extruder that extrudes molten resin into a steel die where the cut tube is inserted into the steel die.  In blow molding we use three blow molding systems: injection, extrusion, and stretch blow.  Injection blow molding involves injecting molten resin into a multiple cavity steel die and allowing it to solidify into a preform.  The parts are then indexed to a blow station where high-pressure air is used to form the preform into the bottle.  In extrusion blow molding, we extrude molten plastic into a long tube and then aluminum dies clamp around the tube and high-pressure air is used to form the bottle.  In stretch blow molding, we inject molten plastic into a multi-cavity steel mold where the parts are allowed to cool in the mold until they are solidified.  The parts are then brought to a stretch blow molding machine where they are reheated and then placed in aluminum dies where high pressure air is used to form the bottle.  The final cured parts are transferred from the primary molding process to corrugated containers for shipment to customers or for post-molding secondary operations (offset printing, labeling, lining, silkscreening, handle applications, etc.).

We manufacture our film products by combining thermoplastic resin pellets with other resins, plasticizers or modifiers, then melting them in a controlled, high temperature, pressurized process known as extrusion to create films with specific performance characteristics. The films are then placed on a circular core, packaged, and shipped directly to customers as rollstock or may undergo further processing. Additional processing steps can include printing various colors, slitting down to a narrower width roll or converting into finished bags.

We manufacture our Tapes and Coated products utilizing a wide variety of processing equipment including coating lines, calenders, and extruders.  Base raw materials include both PE and PP resins, as well as specialty resins, cloth, natural rubber, sythenthetic rubber, tackifiers and colorants that are converted into finished goods via the use of winding and slitting equipment.

We continuously test raw material and finished-good shipments to ensure that both our inputs and outputs meet our quality specifications.  Additionally, we perform regular audits of our products and processes throughout fabrication.  Given the highly competitive industry in which we compete, product quality and competitive pricing are important to maintaining our market positions.  Our national manufacturing capabilities and broad distribution network allow us to provide a high level of service to our customers in nearly every major population center in North America. Our customer base includes many national retailers, manufacturers, and distributors which rely on us to distribute to locations throughout North America.  Our broad distribution network enables us to work in conjunction with our customers to minimize their lead times, reduce freight cost, and minimize inventory levels.  Each plant has maintenance capabilities to support manufacturing operations.  We have historically made, and intend to continue to make, significant capital investments in plant and equipment because of our objectives to improve productivity, maintain competitive advantages and foster continued growth.  Capital expenditures for fiscal 2009 were $194.4 million which includes a significant amount of expenditures for capacity additions and other growth opportunities across our business as well as expenditures related to cost-saving opportunities and our estimated annual level of maintenance capital expenditures of approximately $34.8 million.

Research, Product Development and Design

We believe our technology base and research and development support are among the best in the plastics packaging industry.  Using three-dimensional computer aided design technologies, our full time product designers develop innovative product designs and models for the packaging market.  We can simulate the molding environment by running unit-cavity prototype molds in small injection-molding, thermoform, compression and blow molding machines for research and development of new products.  Production molds are then designed and outsourced for production by various companies with which we have extensive experience and established relationships or built by our in-house tooling division located in Evansville.  Our engineers oversee the mold-building process from start to finish.  We currently have a collection of over 2,200 proprietary molds.  Many of our customers work in partnership with our technical representatives to develop new, more competitive products.  We have enhanced our relationships with these customers by providing the technical service needed to develop products combined with our internal graphic arts support.  We also utilize our in-house graphic design department to develop color and styles for new rigid products.  Our design professionals work directly with our customers to develop new styles and use computer-generated graphics to enable our customers to visualize the finished product.

Additionally, at our major technical centers in Lancaster, Pennsylvania, Lexington, Massachusetts, and Homer, Louisiana, and satellite technical hubs in Lakeville, Minnesota, Evansville, Indiana and Covington, Georgia, we prototype new ideas, conduct research and development of new products and processes, and qualify production systems that go directly to our facilities and into production.  We also have a complete product testing and quality laboratory at our Lancaster, Pennsylvania, technical center and in our pilot plants in our technical centers in Lexington, Massachusetts and Homer, Louisiana, we are able to experiment with new compositions and processes with a focus on minimizing waste and improving productivity.  With this combination of manufacturing simulation and quality systems support we are able to improve time to market and reduce cost.  We spent $15.7 million, $13.9 million, and $11.2 million on research and development in fiscal 2009, 2008 and 2007, respectively.

Quality Assurance

We believe in a Total Quality Management philosophy, including the use of statistical process control and extensive involvement of employee teams that increase productivity and reduce internal cost.  The guidelines of International Organization for Standardization (“ISO”) 9001/2008 are the disciplines to build a solid foundation in systems, employee involvement and team work.  All employees are encouraged to belong to a team that focuses on problem-solving, continuous improvement or cost reduction.  Training is provided in Lean/Six Sigma, the application of ISO 9001/2008 and understanding business needs.

Teams utilize the Six Sigma methodology to improve internal processes and provide a systematic approach to problem solving resulting in improved customer service.  The drive for team work and continuous improvement is an ongoing quality focus.  All of our facilities are ISO9001/2008 certified or have ISO Certification as a key goal to be accomplished.

Certification requires a demonstrated compliance by a company with a set of shipping, trading and technology standards promulgated by ISO.  ISO 9001/2008 is the discipline that encourages continuous improvement throughout the organization.  Extensive testing of parts for size, color, strength and material quality using statistical process control techniques and sophisticated technology is also an ongoing part of our quality assurance activities.

We drove the team concept to develop a "working together business relationship," internally as well as externally with customers and suppliers.  All employees are challenged to know their business, understand business goals and held to high level of performance to meet Company goals.

Systems

We deploy a shared information service model throughout the Company.  We believe this service model along with our standardized set of applications gives us a clear competitive advantage. This single, company wide, management information and accounting system further enhances our internal control over financial reporting and our operating efficiencies.

Sources and Availability of Raw Materials

The most important raw material purchased by us is plastic resin.  Our plastic resin purchasing strategy is to deal with only high-quality, dependable suppliers, such as Chevron, DAK Americas, Dow, Dupont, Eastman Chemical, Exxon Mobil, Flint Hills Resources, Georgia Gulf, Lyondell/Bassell, Nova, PolyOne Corp., Sunoco, Total, and Westlake.  We believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future.  The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give you no assurances as to such availability or the prices thereof.

We also purchase various other materials, including natural and butyl rubber, tackifying resins, chemicals and adhesives, paper and packaging materials, polyester staple, raw cotton, linerboard and kraft, woven and non-woven cloth and foil.  These materials are generally available from a number of suppliers.

Employees

At the end of fiscal 2009, we employed approximately 13,200 employees.  Approximately 4% of our employees are covered by collective bargaining agreements. One of the agreements, covering approximately 91 employees, is scheduled for renegotiation in fiscal 2010.   The remaining agreements expire after fiscal 2010.  Our relations with employees remain satisfactory.

Patents and Trademarks

We rely on a combination of patents, trade secrets, unpatented know-how, trademarks, copyrights and other intellectual property rights, nondisclosure agreements and other protective measures to protect our proprietary rights.  We do not believe that any individual item of our intellectual property portfolio is material to our current business.  We employ various methods, including confidentiality and non-disclosure agreements with third parties, employees and consultants, to protect our trade secrets and know-how.  We have licensed, and may license in the future, patents, trademarks, trade secrets, and similar proprietary rights to and from third parties.

Environmental Matters and Government Regulation

Our past and present operations and our past and present ownership and operations of real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes, and cleanup of contaminated soil and ground water, or otherwise relating to the protection of the environment.  We believe that we are in substantial compliance with applicable environmental laws and regulations.  However, we cannot predict with any certainty that we will not in the future incur liability, which could be significant under environmental statutes and regulations with respect to non-compliance with environmental laws, contamination of sites formerly or currently owned or operated by us (including contamination caused by prior owners and operators of such sites) or the off-site disposal of regulated materials, which could be material.

We may from time to time be required to conduct remediation of releases of regulated materials at our owned or operated facilities.  None of our pending remediation projects are expected to result in material costs.  Like any manufacturer, we are also subject to the possibility that we may receive notices of potential liability in connection with materials that were sent to third-party recycling, treatment, and/or disposal facilities under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”), and comparable state statutes, which impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination, and for damages to natural resources.  Liability under CERCLA is retroactive, and, under certain circumstances, liability for the entire cost of a cleanup can be imposed on any responsible party.  No such notices are currently pending which are expected to result in material costs.

The Food and Drug Administration (“FDA”) regulates the material content of direct-contact food and drug packages, including certain packages we manufacture pursuant to the Federal Food, Drug and Cosmetics Act.  Certain of our products are also regulated by the Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act.  Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall such products and may also impose fines or penalties on the manufacturer.  Similar laws exist in some states, cities and other countries in which we sell our products.  In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals, imposing fines and penalties for non-compliance.  Although we use FDA approved resins and pigments in our products that directly contact food and drug products and believe they are in material compliance with all such applicable FDA regulations, and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with such requirements.

The plastics industry, including us, is subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products.  In particular, certain states have enacted legislation requiring products packaged in plastic containers to comply with standards intended to encourage recycling and increased use of recycled materials.  In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures.  We believe that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on us.  There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on us.

Available Information

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to those reports through our Internet website as soon as practicable after they have been electronically filed with or furnished to the SEC.  Our internet address is www.berryplastics.com.  The information contained on our website is not being incorporated herein.

Item 1A.                      RISK FACTORS

Our substantial indebtedness could affect our ability to meet our obligations and may otherwise restrict our activities.

We have a significant amount of indebtedness.  At the end of fiscal 2009, we had a total indebtedness of $3,359.7 million with cash and cash equivalents totaling $10.0 million.  We would have been able to borrow a further $279.0 million under the revolving portion of our senior secured credit facilities subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.  We are permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein.  Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could have important consequences.  For example, it could:

•	make it more difficult for us to satisfy our obligations under our indebtedness;

•	limit our ability to borrow money for our working capital, capital expenditures, debt service requirements or other corporate purposes;

•
require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to respond to business opportunities; and

•	subject us to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our debt.

Increases in resin prices or a shortage of available resin could harm our financial condition and results of operations.

To produce our products, we use large quantities of plastic resins.  Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.  Over the past several years, we have at times experienced rapidly increasing resin prices.  If rapid increases in resin prices continue, our revenue and profitability may be materially and adversely affected, both in the short-term as we attempt to pass through changes in the price of resin to customers under current agreements and in the long-term as we negotiate new agreements or if our customers seek product substitution.

We source plastic resin primarily from major industry suppliers such as Chevron, DAK Americas, Dow, Dupont, Eastman Chemical, Exxon Mobil, Flint Hills Resources, Georgia Gulf, Lyondell/Bassell, Nova, PolyOne Corp., Sunoco, Total, and Westlake.  We have long-standing relationships with certain of these suppliers but have not entered into a firm supply contract with any of them.  We may not be able to arrange for other sources of resin in the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types of grades of resin purchased from one or more of our suppliers.  Any such shortage may materially negatively impact our competitive position versus companies that are able to better or more cheaply source resin.

We may not be able to compete successfully and our customers may not continue to purchase our products.

We face intense competition in the sale of our products and compete with multiple companies in each of our product lines.  We compete on the basis of a number of considerations, including price, service, quality, product characteristics and the ability to supply products to customers in a timely manner.  Our products also compete with metal, glass, paper and other packaging materials as well as plastic packaging materials made through different manufacturing processes.  Some of these competitive products are not subject to the impact of changes in resin prices which may have a significant and negative impact on our competitive position versus substitute products.  Our competitors may have financial and other resources that are substantially greater than ours and may be better able than us to withstand price competition.  In addition, some of our customers do and could in the future choose to manufacture the products they require for themselves.  Each of our product lines faces a different competitive landscape.  Competition could result in our products losing market share or our having to reduce our prices, either of which would have a material adverse effect on our business and results of operations and financial condition.  In addition, since we do not have long-term arrangements with many of our customers these competitive factors could cause our customers to shift suppliers and/or packaging material quickly.

We may pursue and execute acquisitions, which could adversely affect our business.

As part of our growth strategy, we plan to consider the acquisition of other companies, assets and product lines that either complement or expand our existing business and create economic value.  We cannot assure you that we will be able to consummate any such transactions or that any future acquisitions will be consummated at acceptable prices and terms.  We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope.  Acquisitions involve a number of special risks, including:

•	the diversion of management’s attention to the assimilation of the acquired companies and their employees and on the management of expanding operations;

•	the incorporation of acquired products into our product line;

•	the increasing demands on our operational systems;

•	possible adverse effects on our reported operating results, particularly during the first several reporting periods after such acquisitions are completed; and

•	the loss of key employees and the difficulty of presenting a unified corporate image.

We may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence in connection with historical acquisitions and any future acquisitions.  We have typically required selling stockholders to indemnify us against certain undisclosed liabilities.  However, we cannot assure you that indemnification rights we have obtained, or will in the future obtain, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired.  Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may not be able to successfully integrate future acquisitions without substantial costs, delays or other problems.  The costs of such integration could have a material adverse effect on our operating results and financial condition.  Although we conduct what we believe to be a prudent level of investigation regarding the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses.  Until we actually assume operating control of such business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations.

We may not be successful in protecting our intellectual property rights, including our unpatented proprietary know-how and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others.

In addition to relying on patent and trademark rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including confidentiality agreements with employees and consultants, to protect our know-how and trade secrets.  However, these methods and our patents and trademarks may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us.  Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights.  Additionally, we have licensed, and may license in the future, patents, trademarks, trade secrets, and similar proprietary rights to third parties.  While we attempt to ensure that our intellectual property and similar proprietary rights are protected when entering into business relationships, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property, similar proprietary rights or reputation.  In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights, and, if not successful, we may not be able to protect the value of our intellectual property.  Any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of its outcome.

Our success depends in part on our ability to obtain, or license from third parties, patents, trademarks, trade secrets and similar proprietary rights without infringing on the proprietary rights of third parties.  Although we believe our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties, our products may infringe on the intellectual property rights of such persons.  Furthermore, no assurance can be given that we will not be subject to claims asserting the infringement of the intellectual property rights of third parties seeking damages, the payment of royalties or licensing fees and/or injunctions against the sale of our products.  Any such litigation could be protracted and costly and could have a material adverse effect on our business and results of operations.

Current and future environmental and other governmental requirements could adversely affect our financial condition and our ability to conduct our business.

Our operations are subject to federal, state, local and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes and require cleanup of contaminated sites.  While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict with any certainty our future capital expenditure requirements because of continually changing compliance standards and environmental technology.  Furthermore, violations or contaminated sites that we do not know about (including contamination caused by prior owners and operators of such sites) (or newly discovered information) could result in additional compliance or remediation costs or other liabilities, which could be material.  We have limited insurance coverage for potential environmental liabilities associated with historic and current operations and we do not anticipate increasing such coverage in the future.  We may also assume significant environmental liabilities in acquisitions.  In addition, federal, state, local and foreign governments could enact laws or regulations concerning environmental matters that increase the cost of producing, or otherwise adversely affect the demand for, plastic products.  Legislation that would prohibit, tax or restrict the sale or use of certain types of plastic and other containers, and would require diversion of solid wastes such as packaging materials from disposal in landfills, has been or may be introduced in the U.S. Congress, in state legislatures and other legislative bodies.  While container legislation has been adopted in a few jurisdictions, similar legislation has been defeated in public referenda in several states, local elections and many state and local legislative sessions.  Although we believe that the laws promulgated to date have not had a material adverse effect on us, there can be no assurance that future legislation or regulation would not have a material adverse effect on us.  Furthermore, a decline in consumer preference for plastic products due to environmental considerations could have a negative effect on our business.
The Food and Drug Administration (“FDA”) regulates the material content of direct-contact food and drug packages we manufacture pursuant to the Federal Food, Drug and Cosmetic Act.  Furthermore, some of our products are regulated by the Consumer Product Safety Commission (“CPSC”) pursuant to various federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act.  Both the FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer.  Similar laws exist in some states, cities and other countries in which we sell products.  In addition, laws exist in certain states restricting the sale of packaging with certain levels of heavy metals and imposing fines and penalties for noncompliance.  Although we use FDA-approved resins and pigments in our products that directly contact food and drug products and we believe our products are in material compliance with all applicable requirements, we remain subject to the risk that our products could be found not to be in compliance with these and other requirements.  A recall of any of our products or any fines and penalties imposed in connection with non-compliance could have a materially adverse effect on us.  See “Business—Environmental Matters and Government Regulation.”

In the event of a catastrophic loss of one of our key manufacturing facilities, our business would be adversely affected.

While we manufacture our products in a large number of diversified facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

Our business operations could be significantly disrupted if members of our senior management team were to leave.

Our success depends to a significant degree upon the continued contributions of our senior management team.  Our senior management team has extensive manufacturing, finance and engineering experience, and we believe that the depth of our management team is instrumental to our continued success.  While we have entered into employment agreements with certain executive officers, the loss of any of our key executive officers in the future could significantly impede our ability to successfully implement our business strategy, financial plans, expansion of services, marketing and other objectives.

Goodwill and other intangibles represent a significant amount of our net worth, and a write-off could result in lower reported net income and a reduction of our net worth.

At the end of fiscal 2009, the net value of our goodwill and other intangibles was $2,538.6 million.  We are no longer required or permitted to amortize goodwill reflected on our balance sheet.  We are, however, required to evaluate goodwill reflected on our balance sheet when circumstances indicate a potential impairment, or at least annually, under the impairment testing guidelines outlined in the standard.  Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write-off goodwill for the amount of impairment.  If a significant write-off is required, the charge would have a material adverse effect on our reported results of operations and net worth in the period of any such write-off.

We are controlled by funds affiliated with Apollo Management, L.P. and its interests as an equity holder may conflict with yours.

A majority of the common stock of our parent company, Berry Plastics Group, Inc. (“Berry Group”), is held by funds affiliated with Apollo Management, L.P. (“Apollo”).  Funds affiliated with Apollo control Berry Group and therefore us as a wholly owned subsidiary of Berry Group.  As a result, Apollo has the power to elect a majority of the members of our board of directors, appoint new management and approve any action requiring the approval of the holders of Berry Group’s stock, including approving acquisitions or sales of all or substantially all of our assets.  The directors elected by Apollo have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends.  Apollo’s interests may not in all cases be aligned with your interests.  For example, if we encounter financial difficulties or are unable to pay our debts as they mature, Apollo’s interests, as equity holders, might conflict with your interests.  Affiliates of Apollo may also have an interest in pursuing acquisitions, divestitures, financings and other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you.  Additionally, Apollo is in the business of investing in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us.  Furthermore, Apollo has no continuing obligation to provide us with debt or equity financing or to provide us with joint purchasing or similar opportunities with its other portfolio companies.  Apollo may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

The recent disruptions in the overall economy and the financial markets may adversely impact our business.

Our industry has been affected by current economic factors, including the deterioration of national, regional and local economic conditions, declines in employment levels, and shifts in consumer spending patterns.  The recent disruptions in the overall economy and volatility in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer spending, which could be harmful to our financial position and results of operations.  As a result, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations.  In addition, macro economic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit markets.  The disruption in the credit markets may also adversely affect the availability of financing for our operations.  There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit.

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

We believe that our property and equipment is well-maintained, in good operating condition and adequate for our present needs.  The following table sets forth our principal manufacturing facilities, at the end of fiscal 2009:
Location	Square Footage (1)	Owned/Leased	Location	Square Footage (1)	Owned/Leased
Aarschot, Belgium	70.6	Leased	Hanover, MD	117.0	Leased
Ahoskie, NC	150.0	Owned	Henderson, NV	175.0	Owned
Albertville, AL	318.0	Owned	Homer, LA	186.0	Owned
Atlacomulco, Mexico	116.3	Owned	Houston, TX	18.0	Owned
Anaheim, CA	248.0	Leased	Iowa Falls, IA	100.0	Owned
Atlanta, GA	100.0	Leased	Jackson, TN	211.0	Leased
Aurora, IL	66.9	Leased	Lakeville, MN	200.0	Owned
Baltimore, MD	244.0	Leased	Lathrop, CA	173.5	Leased
Baroda, India	24.2	Owned	Lawrence, KS	424.0	Leased
Battleboro, NC	390.7	Owned	Louisville, KY	90.0	Leased
Beaumont, TX	42.3	Owned	Middlesex, NJ	29.0	Owned
Belleville, Canada	46.0	Owned	Monroe, LA	452.5	Owned
Bowling Green, KY	168.0	Leased	Monroeville, OH	350.0	Owned
Bremen, GA	140.0	Owned	Peosta, IA	111.0	Leased
Bristol, RI	23.0	Owned	Phillipsburg, NJ	87.5	Leased
Charlotte, NC	150.0	Owned	Phoenix, AZ	266.0	Leased
Charlotte, NC	53.1	Leased	Phoenix, AZ	100.0	Leased
Chicago, IL	472.0	Leased	Piscataway, NJ	250.0	Leased
Columbus, GA	70.0	Owned	Pryor, OK	198.0	Owned
Constantine, MI	144.0	Owned	Quad Cities, IA	180.0	Leased
Coon Rapids, MN	64.9	Owned	Richmond, IN	160.0	Owned
Covington, GA	306.9	Owned	Sarasota, FL	74.0	Owned
Cranbury, NJ	204.0	Leased	Sioux Falls, SD	230.0	Owned
Doswell, VA	249.5	Owned	Streetsboro, OH	140.0	Owned
Dunkirk, NY	125.0	Owned	Suffolk, VA	110.0	Owned
Easthampton, MA	210.0	Leased	Syracuse, NY	215.0	Leased
Eastport, VA	173.4	Leased	Tacoma, WA	77.0	Leased
Elizabeth, NJ	46.3	Leased	Tijuana, Mexico	260.8	Owned
Evansville, IN (2)	775.0	Leased	Vancouver, WA	23.0	Leased
Franklin, KY	513.0	Owned	Victoria, TX	190.0	Owned
Greenville, SC	70.0	Owned	Waterloo, Canada	102.0	Owned
Goshen, IN	125.0	Owned	Woodstock, IL	170.0	Owned
				11,370.4

(1) Square footage in thousands.

(2) The Evansville, IN facility also serves as the Company’s world headquarters.

Item 3.  LEGAL PROCEEDINGS

We are party to various legal proceedings involving routine claims which are incidental to our business. Although our legal and financial liability with respect to such proceedings cannot be estimated with certainty, we believe that any ultimate liability would not be material to the business, financial condition, results of operations or cash flows of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
   MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of common stock of Berry Plastics Corporation or Berry Plastics Group, Inc.  All of the issued and outstanding common stock of the Berry Plastics Corporation is held by Berry Plastics Group, Inc.  With respect to the capital stock of Berry Group, as of November 19, 2009, there were approximately 450 holders of the common stock.

On June 7, 2007, Berry Group’s Board of Directors declared a special one-time dividend of $77 per common share to shareholders of record as of June 6, 2007.  The dividend was paid June 8, 2007.  In connection with this dividend, the Company paid a dividend of approximately $87.0 million to Berry Group.  This dividend reduced Berry Group’s shareholders equity for owned shares by $530.2 million.  In connection with this dividend payment, approximately $34.5 million related to unvested stock options was placed in escrow and was subject to time based vesting through June 7, 2009.  In December 2008, the Executive Committee of Berry Group modified the vesting provisions related to the remaining $33.0 million being held in escrow.  This resulted in the immediate vesting and accelerating the recognition of the remaining unrecorded stock compensation expense of $11.4 million in selling, general and administrative expenses recorded in the first fiscal quarter of 2009.

See Item 12 of this Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Footnote 12 to our consolidated financial statements regarding equity compensation plan information.

Item 6.   SELECTED FINANCIAL DATA

The following table presents selected historical financial data for Berry and Tyco Plastics & Adhesives (Predecessor) and should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the respective financial statements and notes to the financial statements included elsewhere in this Form 10-K.  The historical financial statements of Berry Plastics Corporation and Covalence Specialty Materials Holding Corp. (“Covalence”) prior to merger are included in Form S-4’s filed by the Company on May 6, 2008 and May 4, 2007, respectively.

The selected historical financial data of Tyco Plastics & Adhesives have been derived from the audited financial statements that were prepared in accordance with GAAP.  These financial statements have been prepared on a going-concern basis, as if certain assets of Tyco Plastics & Adhesives, which were acquired by Covalence Specialty Materials Corp. and its affiliates on February 16, 2006, had existed as an entity separate from Tyco during the periods presented.  Tyco charged the predecessor operations a portion of its corporate support costs, including engineering, legal, treasury, planning, environmental, tax, auditing, information technology and other corporate services, based on usage, actual costs or other allocation methods considered reasonable by Tyco management.  Accordingly, expenses included in the financial statements may not be indicative of the level of expenses which might have been incurred had the predecessor been operating as a separate stand-alone company.

	Successor				Predecessor
($ in millions)	Year ended September 26, 2009	Year ended September 27, 2008	Year ended September 29, 2007	Period from February 17 to September 30, 2006	Period from October 1, 2005 to February 16, 2006	Year ended September 29, 2005
Statement of Operations Data:
Net sales(1)	$3,187.1	$3,513.1	$3,055.0	$1,138.8	$666.9	$1,725.2
Cost of sales	2,641.1	3,019.3	2,583.4	1,022.9	579.0	1,477.4
Gross profit	546.0	493.8	471.6	115.9	87.9	247.8
Charges and allocations from Tyco and affiliates	—	—	—	—	10.4	56.4
Selling, general and administrative expenses	325.2	340.0	321.5	107.6	50.0	124.6
Restructuring and impairment charges, net	11.3	9.6	39.1	0.6	0.6	3.3
Other operating expenses	23.7	32.8	43.6	—	—	—
Operating income	185.8	111.4	67.4	7.7	26.9	63.5
Other expense (income)	(30.4)	—	37.3	12.3	—	—
Interest expense	262.8	262.3	239.8	46.5	7.6	15.7
Interest income	(18.3)	(0.6)	(2.2)	—	—	—
Income (loss) before income taxes	(28.3)	(150.3)	(207.5)	(51.1)	19.3	47.8
Income tax expense (benefit)	(6.3)	(49.2)	(88.6)	(18.1)	1.6	3.8
Minority interest	—	—	(2.7)	(1.8)	—	—
Loss on discontinued operations	4.2	—	—	—	—	—
Net income (loss)	$(26.2)	$(101.1)	$(116.2)	$(31.2)	$17.7	$44.0
Balance Sheet Data (at period end):
Cash and cash equivalents	$10.0	$189.7	$14.6	$83.1	$4.9	$2.7
Property, plant and equipment, net	875.6	862.8	785.0	816.6	275.6	283.1
Total assets	4,401.0	4,724.1	3,869.4	3,821.4	1,279.5	1,206.7
Long-term debt obligations	3,342.2	3,578.2	2,693.3	2,612.3	—	—
Stockholders’ equity	321.7	351.9	450.0	409.6	877.7	855.1
Cash Flow and other Financial Data:
Net cash provided by (used in) operating activities	$414.4	$9.8	$137.3	$96.7	$(119.2)	$117.3
Net cash used in investing activities	(364.2)	(655.6)	(164.3)	(3,252.0)	(9.1)	(29.2)
Net cash provided by (used in) financing activities	(229.7)	821.0	(40.4)	3,212.5	130.6	(89.2)
Capital expenditures	194.4	162.4	99.3	34.8	12.2	32.1

(1)
Net sales includes related party sales of $11.6 million for the period from October 1, 2005 to February 16, 2006 and $23.4 million for the year ended September 30, 2005.  Additionally, revenue is presented net of certain rebates paid to customers.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the consolidated financial statements of Berry and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section.  Our actual results may differ materially from those contained in any forward-looking statements.

Overview

In December 2007, Berry Plastics Holding Corporation completed an internal entity restructuring.  Pursuant to this restructuring, effective December 28, 2007, Berry Plastics Corporation converted to Berry Plastics, LLC and then merged with and into Berry Plastics Holding Corporation.  In addition, Berry Plastics Holding Corporation changed its name to Berry Plastics Corporation (“Berry” or the “Company”).  References herein to “we”, “us”, the “Company”, “Berry”, and “Berry Plastics” refer to Berry Plastics Group, Inc (“Berry Group”) and its consolidated subsidiaries, including Berry, after giving effect to the transactions.

We believe we are one of the world’s leading manufacturer and marketers of plastic packaging products, plastic film products, specialty adhesives and coated products.  We manufacture a broad range of innovative, high quality packaging solutions using our collection of over 2,200 proprietary molds and an extensive set of internally developed processes and technologies. Our principal products include containers, drink cups, bottles, closures and overcaps, tubes, prescription containers, trash bags, stretch films, plastic sheeting and tapes which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail, agricultural, horticultural, institutional, industrial, construction, aerospace and automotive.  We sell our packaging solutions to approximately 13,000 customers, ranging from large multinational corporations to small local businesses comprised of a favorable balance of leading national blue-chip customers as well as a collection of smaller local specialty businesses.  We believe that we are one of the largest global purchasers of PE resin, our principal raw material, processing approximately one billion pounds annually.  We believe that our proprietary tools and technologies, low-cost manufacturing capabilities and significant operating and purchasing scale provide us with a competitive advantage in the marketplace. Our unique combination of leading market positions, proven management team, product and customer diversity and manufacturing and design innovation provides access to a variety of growth opportunities. Our top 10 customers represented approximately 21% of our fiscal 2009 net sales with no customer accounting for more than 6% of our fiscal 2009 net sales.  The average length of our relationship with these customers was over 20 years. Additionally, we operate more than 60 strategically located manufacturing facilities and have extensive distribution capabilities.  At the end of fiscal 2009, we had approximately 13,200 employees.

Executive Summary

Business. The Company is organized into four operating segments: Rigid Open Top, Rigid Closed Top, Flexible Films and Tapes and Coatings.  The Rigid Open Top division sells products in three categories including containers, foodservice items and home and party.  The Rigid Closed Top division sells products in three categories including closures and overcaps, bottles and prescription containers and tubes.  The Flexible Films division sells primarily plastic trash bags, stretch film and plastic sheeting to the agricultural, horticultural, institutional, foodservice and retail markets.  Our Tapes and Coatings division sells specialty adhesive products and flexible packaging and building materials to a variety of different industries including building and construction, retail, automotive, industrial and medical markets.

Some of our key accomplishments in fiscal 2009 included: generating $414.4 million of cash from operating activities, both from a reduction of working capital and improvement to operations; rationalizing multiple production facilities without disruption to customers; committing substantial capital to upgrading equipment for expansion and cost reduction in each operating segment; implemented numerous cost reduction programs; continued integration efforts and realization of synergies related to our prior mergers and acquisitions.

Raw Material Trends. Our primary raw material is plastic resin.  Polypropylene and polyethylene account for more than 80% of our plastic resin purchases based on the pounds purchased.  The average industry prices, as published in industry sources, per pound were as follows:

	Polyethylene Butene Film				Polypropylene
	2010	2009	2008	2007	2010	2009	2008	2007
1st quarter	$.70	$.67	$.82	$.64	$.66	$.56	$.85	$.71
2nd quarter	.68	.59	.84	.63	.66	.46	.80	.71
3rd quarter	.64	.64	.91	.69	.68	.53	.89	.77
4th quarter	.65	.68	1.00	.75	.74	.67	.99	.79

Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.

Outlook. The Company is impacted by general economic and industrial growth, housing starts, automotive builds, plastic resin availability and affordability, and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. We are impacted by our ability to maintain selling price increases, raw material pricing and volume growth of our customers.  We expect continued strength in our thermoforming product lines, which would have a positive impact on volumes in our Rigid Open Top segment.  We expect our bottle business to continue to grow with an increasing amount of quoting activity and strong new product pipeline, which would have a positive impact in or Rigid Closed Top segment.  Flexible segments continue to be extremely competitive as a result of excess capacity in the housing products markets.  We anticipate continued softness in U.S. housing starts in 2010 that will impact in both our Tapes and Coatings and Flexible Films segments.  We also anticipate continued softness in 2010 in North American automotive build rates which will impact various product lines in our Tapes and Coatings segment.  We continually focus on improving our overall profitability by implementing cost reduction programs for our manufacturing, selling, general and administrative expenses on an annual basis.

Recent Developments

In October 2009, we announced our intention to acquire the equity of Pliant Corporation (“Pliant”) upon its emergence from reorganization pursuant to a proceeding under Chapter 11 of the Bankruptcy Code. If the acquisition is completed, Pliant would be a wholly owned subsidiary of Berry Plastics.  Pliant is a leading manufacturer of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications with annual net sales of

$1,127.6 million in calendar 2008. Pliant manufactures key components in a wide variety of flexible packaging products for use in end-use markets such as coffee, confections, snacks, fresh produce, lidding, and hot-fill liquids as well as providing printed rollstock, bags and sheets used to package consumer goods. Pliant also offers a diverse product line of film industry-related products and has achieved leading positions in many of these product lines.

In November 2009, in order to fund the $561.0 million Pliant acquisition estimated purchase price, two of our unrestricted subsidiaries completed a private placement of $370.0 million aggregate principal amount of 8 ¼% First Priority Senior Secured Notes due on November 15, 2015 and $250.0 million aggregate principal amount of 8⅞% Second Priority Senior Secured Notes due on September 15, 2014.  In light of the conditions required to effect the proposed Pliant acquisition including customary antitrust approvals, the gross proceeds of $596.3 million, before fees and expenses, from this offering were placed into segregated escrow collateral accounts pending our right to acquire the equity of Pliant upon emergence from bankruptcy.  Therefore, if the Pliant acquisition does not occur prior to January 29, 2010, or such earlier date as we determine at our sole discretion that any of the offering escrow conditions cannot be satisfied, then these Notes will be subject to a special mandatory redemption at a price equal to 100% of the gross proceeds of such Notes, plus accrued and unpaid interest to, but not including, the date of redemption.  As part of acquisition of Pliant, the offering we expect to increase the amount of our lender commitments under our revolving credit facility by $100 million.

In November 2009, we entered into a definitive agreement to acquire 100% of the outstanding common stock of Superfos Packaging, Inc., a manufacturer of injection molded plastic rigid open top containers and other plastic packaging products for the food, industrial and household chemical, building materials and personal care end markets which had 2008 annual net sales of $46.8 million.  The purchase price is approximately $82 million and will be funded from cash on hand or existing credit facilities.

Acquisitions, Disposition and Facility Rationalizations

We maintain a selective and disciplined acquisition strategy, which is focused on improving our long term financial performance, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line.  Most businesses we have acquired had profit margins that are lower than that of our existing business, which resulted in a temporary decrease in our margins.  We have historically achieved significant reductions in manufacturing and overhead costs of acquired companies by introducing advanced manufacturing processes, exiting low-margin businesses or product lines, reducing headcount, rationalizing facilities and machinery, applying best practices and capitalizing on economies of scale.  In connection with our acquisitions, we have in the past and may in the future incur charges related to these reductions and rationalizations.

The Company has a long history of acquiring and integrating companies.  The Company has been able to achieve these synergies by eliminating duplicative costs and rationalizing facilities and integrating the production into the most efficient operating facility.  While the expected benefits on earnings are estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects on future earnings have been due to systems integrations and movement of activities to multiple facilities.  The historical business combinations have not allowed the Company to accurately separate realized synergies compared to what was initially identified during the due diligence phase of each acquisition.

The Company has included the expected benefits of acquisition integrations within our unrealized synergies which are in turn recognized in earnings after an acquisition has been fully integrated.  While the expected benefits on earnings is estimated at the commencement of each transaction, due to the nature of the matters we are generally unable to accurately estimate or track what the ultimate effects have been due to system integrations and movements of activities to multiple facilities.

Acquisition of Rollpak Acquisition Corporation

On April 11, 2007, the Company completed its acquisition of 100% of the outstanding common stock of Rollpak Acquisition Corporation, which is the sole stockholder of Rollpak Corporation (“Rollpak”).  Rollpak is a flexible film manufacturer located in Goshen, Indiana with annual net sales of approximately $50.0 million in calendar 2006 sales.  The purchase price was funded utilizing cash on hand.  The Rollpak acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

Acquisition of MAC Closures, Inc.

On December 19, 2007, the Company acquired 100% of the outstanding common stock of MAC Closures, Inc. (“MAC”), a plastic cap and closure manufacturer located in Waterloo, Quebec.  MAC is a fully integrated manufacturer of injection molded plastic caps and closures primarily serving the pharmaceutical, nutraceutical, personal care, amenity, and household and industrial chemical industries with calendar year 2007 sales of $37.1 million.  MAC manufactures stock and custom products for U.S. and Canadian based private and national brand owners, distributors and other packaging suppliers.  The MAC acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.  The purchase price was funded utilizing cash on hand from the sale-leaseback transaction pursuant to which the Company sold its manufacturing facilities located in Baltimore, Maryland; Evansville, Indiana; and Lawrence, Kansas.  During June 2008 the Company announced the shut down of its manufacturing facility in Oakville, Ontario.  The affected business accounted for less than $7.0 million of annual net sales and the business was transferred to other facilities within the Rigid Closed Top segment.

Acquisition of Captive Holdings, Inc.

On February 5, 2008, the Company completed its acquisition of 100% of the outstanding capital stock Captive Holdings, Inc., the parent company of Captive Plastics, Inc. (“Captive”) for approx.  Captive is a manufacturer of blow-molded bottles and injection-molded closures for the food, healthcare, spirits and personal care end markets with annual net sales of approximately $290.3 million in calendar 2007.  The purchase price was funded utilizing the proceeds of a senior secured bridge loan facility which in turn was repaid with the proceeds from the Senior Secured First Priority Notes discussed in the Notes to the Consolidated or Combined Financial Statements section of this Form 10-K.  The Captive acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date.

Acquisition of Assets of Erie County Plastics Corporation

In November 2008, the Company was the successful bidder to acquire certain assets of Erie County Plastics Corporation, a custom injection molder of plastics packaging and components for $4.6 million.  Erie Plastics previously filed for bankruptcy protection on September 29, 2008.  The Company funded the acquisition of these assets with cash from operations.  Synergies identified from the Erie acquisition were $4.0 million.

Sale of Capsol Berry Plastics S.p.a.

In March 2009, the Company sold Capsol Berry Plastics S.p.a.  This business generated annual net sales of approximately $17.0 million and was included in our Rigid Closed Top segment.  The sale resulted in a net loss of $4.2 million, net of tax, which is included in Discontinued Operations.

Plant Rationalizations

The Company has included the expected impact of restructuring plans within our unrealized synergies which are in turn recognized in earnings after the restructuring plans are completed.  While the expected benefits on earnings is estimated at the commencement of each plan, due to the nature of the matters we are generally unable to accurately estimate or track what the ultimate effects have been.  The Company intends to fund these restructuring plans with cash from operations.

During fiscal 2009, the Company announced its intention to shut down one manufacturing facility within its Flexible Films division located in Bloomington, Minnesota and one manufacturing facility within its Rigid Open Top division located in Toluca, Mexico.  The Company recorded restructuring charges total $11.3 million in fiscal 2009.  This charge included $7.8 million of non-cash asset impairment costs.  The remaining liability has been included within Accrued expenses and other current liabilities on the Consolidated Balance Sheet.  The affected business accounted for approximately $65 million of fiscal 2008 annual net sales with the majority of the operations transferred to other facilities.  Future costs associated with these rationalizations are not expected to be material.

In September of 2009, the Company announced the shut down of our Piscataway, New Jersey facility.  The Company established opening balance sheet reserves associated with the Captive Plastics acquisition of $2.4 million for a facility shut down of which $1.5 million is expected to be paid in future periods.

Discussion of Results of Operations for Fiscal 2009 Compared to Fiscal 2008

Net Sales.  Net sales decreased by 9% to $3,187.1 million for fiscal 2009 from $3,513.1 million for fiscal 2008.  This $326.0 million decrease includes base volume decline of 5% and net selling price decreases of 6% offset by acquisition volume growth of 2%.  The following discussion in this section provides a comparison of net sales by business segment.

	Fiscal years ended
	2009	2008	$ Change	% Change
Net sales:
Rigid Open Top	$1,062.9	$1,053.2	$9.7	0.9%
Rigid Closed Top	857.5	853.4	4.1	0.5%
Flexible Films	838.8	1,092.2	(253.4)	(23.2%)
Tapes and Coatings	427.9	514.3	(86.3)	(16.8%)
Total net sales	$3,187.1	$3,513.1	$(326.0)	(9.3%)

Net sales in the Rigid Open Top business increased from $1,053.2 million in fiscal 2008 to $1,062.9 million in fiscal 2009 as a result of base volume growth of 6% offset by net selling price deceases of 5% primarily due to lower raw material costs.  The base volume growth is primarily attributed to increased sales in our container and thermoformed drink cup product line due to strong sales to end customers in quick service restaurants, family dining restaurants, and leading food and consumer product companies.  Net sales in the Rigid Closed Top business increased from $853.4 million in fiscal 2008 to $857.5 million in fiscal 2009 as a result of acquisition volume growth attributed to Captive, MAC and Erie Plastics of 11% partially offset by a base volume decline of 3% and net selling price decreases of 8%.  The base volume decline is primarily attributed to decreased sales in our aerosol overcaps and tubes product lines primarily as a result of contracting end use markets.  Net sales in the Flexible Films business decreased from $1,092.2 million in fiscal 2008 to $838.8 million in fiscal 2009 as a result of base volume decline of 12% and net selling price decreases of 11% primarily due to lower raw material costs.  The base volume decline is primarily attributed to the slowness in the housing sector.  Net sales in the Tapes and Coatings business decreased from $514.3 million in fiscal 2008 to $427.9 million in fiscal 2009 primarily as a result of base volume decline of 17%.  The base volume decline is primarily attributed to softness in the new home construction, corrosion protection and automotive markets.

Gross Profit.  Gross profit increased by $52.2 million to $546.0 million (17% of net sales) for fiscal 2009 from $493.8 million (14% of net sales) for fiscal 2008.  This increase is primarily attributed to a timing lag of passing through raw material costs to our customers in our Rigid Open Top and Rigid Closed Top segments, realization of synergies and cost reduction efforts partially offset by lower volumes.

Operating Expenses.  Selling, general and administrative expenses decreased by $14.8 million to $325.2 million for fiscal 2009 from $340.0 million for fiscal 2008 primarily as a result of cost reduction efforts and realization of synergies partially offset by increased accrued bonus expense.  Restructuring and impairment charges increased to $11.3 million in fiscal 2009 compared to $9.6 million in fiscal 2008 as a result of $7.8 million of non-cash fixed asset impairment charges associated with the plant consolidations within the Flexible Films and Rigid Open Top segments.  Other expenses decreased from $32.8 million in fiscal 2008 to $23.7 million for fiscal 2009 primarily as a result of a decrease in business optimization expenses.

Operating Income.  Operating income increased $74.4 million from $111.4 million in fiscal 2008 to $185.8 million in fiscal 2009.  The following discussion in this section provides a comparison of operating income by business segment.

	Fiscal years ended
	2009	2008	$ Change	% Change
Operating income (loss):
Rigid Open Top	$117.8	$73.7	$44.1	59.8%
Rigid Closed Top	59.2	42.0	17.2	41.0%
Flexible Films	5.8	(10.3)	16.1	156.3%
Tapes and Coatings	3.0	6.0	(3.0)	(50.0%)
Total operating income	$185.8	$111.4	$74.4	66.8%

Operating income for the Rigid Open Top business increased from $73.7 million for fiscal 2008 to $117.8 million in fiscal 2009.  The increase of $44.1 million is attributable to base volume growth and a timing lag of passing through a reduction in raw material costs to our customers.  Operating income for the Rigid Closed Top business increased from $42.0 million for fiscal 2008 to $59.2 million in fiscal 2009.  The increase of $17.2 million is primarily attributable to the acquisition of Captive Plastics.  Operating income for the Flexible Film business increased from an operating loss of $10.3 million for fiscal 2008 to operating income of $5.8 million in fiscal 2009.  The increase of $16.1 million is primarily attributable to improved operating performance and various cost reduction efforts.  Operating income for the Tapes and Coatings business decreased from an operating income of $6.0 million for fiscal 2008 to $3.0 million in fiscal 2009.  The decrease of $3.0 million is primarily attributable to base volume decline.

Other Income. Other income recorded in fiscal 2009 is attributed to a $25.1 million gain related to the repurchase of the 10 ¼% Senior Subordinated Notes and a $5.7 million gain attributed to the fair value adjustment for our interest rate swaps.

Interest Expense.  Interest expense decreased $0.5 million to $262.8 million for fiscal 2009 from $262.3 million in fiscal 2008.

Interest Income.  Interest income increased from $1.8 million in fiscal 2008 to $18.3 million in fiscal 2009 primarily as a result of $17.6 million of interest and accretion income from our investments in Berry Group’s senior unsecured term loan.

Income Tax Benefit.  For fiscal 2009, we recorded an income tax benefit of $6.3 million or an effective tax rate of 22%, which is a change of $42.9 million from the income tax benefit of $49.2 million or an effective tax rate of 33% in fiscal 2008.  The effective tax rate is less than the statutory rate primarily attributed to the smaller net loss and relative impact to permanent items and establishment of valuation allowance for certain foreign operating losses where the benefits are not expected to be realized.

Net Loss.  Net loss was $26.2 million for fiscal 2009 compared to a net loss of $101.1 million for fiscal 2008 for the reasons discussed above.

Discussion of Results of Operations for Fiscal 2008 Compared to Fiscal 2007

Net Sales.  Net sales increased 15% to $3,513.1 million for the fiscal 2008 from $3,055.0 million for the fiscal 2007.  This $458.1 million increase includes acquisition volume growth of 8%.  The following discussion in this section provides a comparison of net sales by business segment.

	Fiscal years ended
	2008	2007	$ Change	% Change
Net sales:
Rigid Open Top	$1,053.2	$881.3	$171.9	19.5%
Rigid Closed Top	853.4	598.0	255.4	42.7%
Flexible Films	1,092.2	1,042.8	49.4	4.7%
Tapes and Coatings	514.3	532.9	(18.6)	(3.5%)
Total net sales	$3,513.1	$3,055.0	$458.1	15.0%

Net sales in the Rigid Open Top business increased from $881.3 million in fiscal 2007 to $1,053.2 million in fiscal 2008.  Base volume growth in the Rigid Open Top business, excluding net selling price increases, was 6% driven primarily by growth in our various container product lines and thermoformed drink cups.  Net sales in the Rigid Closed Top business increased from $598.0 million in fiscal 2007 to $853.4 million in fiscal 2008 primarily as a result of acquisition volume growth attributed to Captive and MAC totaling $215.3 million for fiscal 2008.  The Flexible Films business net sales increased from $1,042.8 million in fiscal 2007 to $1,092.2 million in fiscal 2008.  Base volume declined, excluding net selling price increases, by 3% primarily due to the Company’s decision to discontinue historically lower margin business and slowness in the housing sector.  Net sales in the Tapes and Coatings business decreased from $536.7 million in fiscal 2007 to $514.3 million in fiscal 2008 primarily driven by softness in the new home construction and automotive markets partially offset by strong volume growth in the corrosion protection business.

Gross Profit.  Gross profit increased by $22.2 million to $493.8 million (14% of net sales) for fiscal 2008 from $471.6 million (15% of net sales) for fiscal 2007.  This increase is attributed to the productivity improvements in the Flexible Films and Tapes and Coatings segments as a result of realizing synergies and increased selling prices partially offset by the timing lag of passing through increased raw material costs to customers.

Selling, General and Administrative Expenses.  Selling, general and administrative expense increased by $18.5 million to $340.0 million for fiscal 2008 from $321.5 million for fiscal 2007 primarily as a result of a $15.1 million increase in amortization of intangible assets related to the Captive and Mac acquisitions.

Restructuring Charges.  Restructuring and impairment charges were $9.6 million in fiscal 2008 compared to $39.1 million in fiscal 2007.  The costs are associated with the shut down of several facilities in the Flexible Films, Rigid Closed Top and Tapes and Coatings segments.  The restructuring and impairment charges for fiscal 2008 consisted of $0.3 million for severance and termination benefits, $7.9 million of facility exit costs, and $1.4 million of other costs as a result of plant rationalizations discussed above.

Other Operating Expenses.  Other expenses decreased from $43.6 million in fiscal 2007 to $32.8 million for fiscal 2008 primarily as a result of a decrease in transaction and integration costs associated with the Merger with Covalence.

Other Expense.  The Company incurred a $37.3 million loss on extinguished debt in fiscal 2007 primarily as a result of the write-off of deferred financing fees from Covalence’s and Old Berry’s senior credit facilities and Covalence’s second priority floating rate notes that were extinguished in connection with the merger with Covalence Specialty Material Holding Corp.

Interest Expense, Net.  Net interest expense increased $24.1 million to $261.7 million for fiscal 2008 from $237.6 million in fiscal 2007 primarily as a result of increased borrowings to finance the Captive acquisition, partially offset by a decline in borrowing costs of our variable rate debt instruments.

Income Tax Benefit.  For fiscal 2008, we recorded an income tax benefit of $49.2 million or an effective tax rate of 33%, which is a change of $39.4 million from the income tax benefit of $88.6 million or an effective tax rate of 43% in fiscal 2007.  This decrease in the income tax benefit primarily relates to a decrease in the loss before income taxes in fiscal 2008 versus fiscal 2007 and because the effective rate differed from the statutory rate as the Company concluded it was more likely than not that certain foreign operating losses would not be realized.

Net Loss.  Net loss was $101.1 million for fiscal 2008 compared to a net loss of $116.2 million for fiscal 2007 for the reasons discussed above.

Income Tax Matters

At fiscal year end 2009, the Company has unused operating loss carryforwards of $485.3 million for federal which begin to expire in 2021 and $42.0 million of foreign operating loss carryforwards.  Alternative minimum tax credit carryforwards of approximately $7.4 million are available to the Company indefinitely to reduce future years’ federal income taxes.  The net operating losses are subject to an annual limitation under guidance from the Internal Revenue Code, however the annual limitation is in excess of the net operating loss, effectively no limitation exists.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company has not provided a valuation allowance on its net operating loss carryforwards in the United Statues because it has determined that future rewards of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $8.2 million and $5.0 million at the end of fiscal 2009 and 2008, respectively, related to the foreign operating loss carryforwards for Ociesse s.r.l. and Berry Plastics de Mexico.

Liquidity and Capital Resources

Senior Secured Credit Facility
The Company’s senior secured credit facilities consist of $1,200.0 million term loan and $381.7 million asset based revolving line of credit (“Credit Facility”), net of defaulting lenders.  The availability under the revolving line of credit is the lesser of $400.0 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The term loan matures on April 3, 2015 and the revolving line of credit matures on April 3, 2013.  The LIBOR rate on the term loan and the line of credit was 0.28% and 0.52%, respectively, at the end of fiscal 2009, determined by reference to the costs of funds for eurodollar deposits in dollars in the LIBOR for the interest period relevant to such borrowing plus the applicable margin.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.00% to 1.75% and for the term loan is 2.00%.  The line of credit is also subject to an unused commitment fee for unused borrowings ranging from 0.25% to 0.35% per annum and a letter of credit fee of 0.125% per annum for each letter of credit that is issued.  The revolving line of credit allows up to $100.0 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At the end of fiscal 2009, the Company had $10.0 million of cash and $69.0 million outstanding on the revolving credit facility providing unused borrowing capacity of $279.0 million under the revolving line of credit subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.  The Company was in compliance with all covenants at the end of fiscal 2009.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At the of fiscal 2009, the Company had unused borrowing capacity of $279.0 million under the revolving credit facility subject to a borrowing base and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio was 1.0 to 1.0 at the end of fiscal 2009.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.7 to 1.0 at the end of fiscal 2009.

A key financial metric utilized in the calculation of the first lien leverage ratio is adjusted EBITDA as defined in the Company’s senior secured credit facilities.  The following table reconciles our adjusted EBITDA of $518.9 million for fiscal 2009 to net loss.

Fiscal 2009
Adjusted EBITDA	$518.9
Net interest expense	(244.5)
Depreciation and amortization	(253.5)
Income tax benefit	6.3
Business optimization expense	(19.3)
Restructuring and impairment (a)	(11.3)
Stock based compensation	(12.4)
Management fees	(6.4)
Other non-cash income	25.1
Pro forma cost reductions	(16.2)
Pro forma synergies (b)	(12.9)
Net loss	$(26.2)

Cash flow from operating activities	$414.4
Cash flow from investing activities	$(364.2)
Cash flow from financing activities	$(229.7)
(a)	Includes $7.8 of non-cash asset impairments.
(b)	Represents synergies related to the following: Covalence ($3.5 million), Captive ($6.4 million), MAC ($0.2 million) and Erie ($2.8 million).
For comparison purposes, the following table reconciles our adjusted EBITDA for the thirteen weeks ended September 26, 2009 and September 27, 2008.

	Thirteen weeks ended
	September 26, 2009	September 27, 2008

Adjusted EBITDA	$132.3	$132.2
Net interest expense	(48.3)	(68.8)
Depreciation and amortization	(64.8)	(68.9)
Income tax (expense) benefit	(5.1)	6.4
Business optimization expense	(4.6)	(8.8)
Restructuring and impairment	(2.5)	(1.0)
Stock based compensation	(0.3)	(4.3)
Management fees	(1.8)	(1.5)
Other non-cash income (expense)	7.6	(2.3)
Pro forma cost reductions	(1.5)	(6.0)
Pro forma synergies	(1.7)	(6.3)
Net loss	$9.3	$(29.3)

Cash flow from operating activities	$74.6	$(35.5)
Cash flow from investing activities	$(85.3)	$(35.6)
Cash flow from financing activities	$(7.5)	$241.5

While the determination of appropriate adjustments in the calculation of adjusted EBITDA is subject to interpretation under the terms of the Credit Facility, management believes the adjustments described above are in accordance with the covenants in the Credit Facility.  Adjusted EBITDA should not be considered in isolation or construed as an alternative to our net income (loss) or other measures as determined in accordance with GAAP.  In addition, other companies in our industry or across different industries may calculate bank covenants and related definitions differently than we do, limiting the usefulness of our calculation of adjusted EBITDA as a comparative measure.

10 ¼% Senior Subordinated Notes

The Company’s $265.0 million in aggregate principal amount of 10 ¼% senior subordinated notes (“10 ¼% Senior Subordinated Notes”) mature on March 1, 2016.  The notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness that does not contain similar subordination provisions.  No principal payments are required with respect to the 10 ¼% Senior Subordinated Notes prior to maturity.  Interest on the 10 ¼% Senior Subordinated Notes is due semi-annually on March 1 and September 1.  The Company was in compliance with all covenants at the end of fiscal 2009.

In fiscal 2009, BP Parallel LLC, a non-guarantor subsidiary of the Company, purchased $49.7 million of 10 ¼% Senior Subordinated Notes for $24.5 million in cash, plus accrued interest.  The repurchase resulted in a net gain of $25.1 million, which is in Other income in our Consolidated Statements of Operations.  The Company funded the purchases with cash on hand.

Berry Group Indebtedness
On June 5, 2007, Berry Group entered into a $500.0 million senior unsecured term loan agreement (“Senior Unsecured Term Loan”) with a syndicate of lenders.  The Senior Unsecured Term Loan matures on June 5, 2014 and was sold at a 1% discount, which is being amortized over the life of the loan.  Interest on the agreement is payable on a quarterly basis and bears interest at the Company’s option based on (1) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Credit Suisse as its “prime rate” plus 525 basis points or (2) LIBOR (0.28% at the end of fiscal 2009) plus 625 basis points.  The Senior Unsecured Term Loan contains a payment in kind (“PIK”) option which allows Berry Group to forgo paying cash interest and to add the PIK interest to the outstanding balance of the loan.  This option expires on the five year anniversary of the loan and if elected increases the rate per annum by 75 basis points for the specific interest period.  Berry Group at its election may make the quarterly interest payments in cash, may make the payments by paying 50% of the interest in cash and 50% in PIK interest or 100% in PIK interest for the first five years.  The Senior Unsecured Term Loan is unsecured and there are no guarantees by Berry Plastics Corporation or any of its subsidiaries and therefore this financial obligation is not recorded in the Consolidated Financial Statements of Berry Plastics Corporation.  Berry Group elected to exercise the PIK interest option during fiscal 2008 and 2009.

Berry Group at its election may call the notes up to the first anniversary date for 100% of the principal balance plus accrued and unpaid interest and an applicable premium.  Berry Group’s call option for the notes between the one year and two year and two year and three year anniversary dates changes to 102% and 101% of the outstanding principal balance plus accrued and unpaid interest, respectively.  The notes also contain a put option which allows the lender to require Berry Group to repay any principal and applicable PIK interest that has accrued if Berry Group has an applicable high yield discount obligation (“AHYDO”) within the definition outlined in the Internal Revenue Code, section 163(i)(1) at each payment period subsequent to the five year anniversary date.

In fiscal 2009, BP Parallel LLC invested $165.9 million to purchase assignments of $514.5 million principal of the Senior Unsecured Term Loan.  We have the intent and ability to hold the security to maturity.  The investment is stated at amortized cost and the discount is being accreted under the effective interest method to interest income until the maturity of the debt on June 5, 2014.  We have recorded the investment in Other assets in the Consolidated Balance Sheet and are recording the interest income and the income from the discount on the purchase of Senior Unsecured Term Loan in Interest income in the Consolidated Statements of Operations.  The Company has recognized $17.6 million of interest and accretion income in fiscal 2009.  The remaining balance outstanding at the end of fiscal 2009 of Senior Unsecured Term Loan is $79.7 million.

Contractual Obligations and Off Balance Sheet Transactions

Our contractual cash obligations at the end of fiscal 2009 are summarized in the following table.

	Payments due by period as of the end of fiscal 2009
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Long-term debt, excluding capital leases	$3,346.2	$12.0	$24.0	$843.0	$2,467.2
Capital leases (a)	37.0	7.3	11.9	11.0	6.8
Fixed interest rate payments (b)	741.3	139.4	237.3	235.4	129.2
Variable interest rate payments (c)	367.8	64.0	140.8	138.7	24.3
Operating leases	381.3	47.0	80.0	48.3	112.4
Funding of pension & other postretirement obligations (d)	3.0	3.0	—	—	—
Total contractual cash obligations	$4,783.0	$272.7	$494.0	$1,276.4	$2,739.9

(a)	Includes anticipated interest of $8.4 million over the life of the capital leases.
(b)	Includes variable rate debt subject to interest rate swap agreements.
(c)	Based on applicable interest rates in effect end of fiscal 2009.
(d)
Pension and other postretirement contributions have been included in the above table for the next year.  The amount is the estimated contributions to our funded defined benefit plans.  The assumptions used by the actuary in calculating the projection includes weighted average return on pension assets of approximately 8% for 2010.  The estimation may vary based on the actual return on our plan assets.  See Note 9 to the Consolidated or Combined Financial Statements of this Annual Report 10-K for more information on these obligations.

Cash Flows from Operating Activities

Net cash provided by operating activities was $414.4 million for fiscal 2009 compared to $9.8 million of cash flows provided by operating activities for fiscal 2008.  This increase of $404.6 million is primarily the result of a $322.8 million change in working capital primarily due to declining resin costs and improved operating performance primarily driven by realization of synergies and the effect of the cost reduction efforts.

Net cash provided by operating activities was $9.8 million for fiscal 2008 compared to $137.3 million of cash flows provided by operating activities for fiscal 2007.  The change in cash flow from operating activities is the result of a change in working capital primarily due to increased resin costs and timing lag of passing through raw material costs to our customers in our Rigid Open Top and Rigid Closed Top segments contributing to increases in receivables, inventory and payables.

Cash Flows from Investing Activities

Net cash used for investing activities was $364.2 million for fiscal 2009 compared to net cash used of $655.6 million for fiscal 2008.  This change of $291.4 million is primarily a result of the acquisition of Captive in fiscal 2008 partially offset by increased capital spending and the investment in Berry Group’s Senior Unsecured Term Loan in fiscal 2009.

Net cash used for investing activities was $655.6 million for fiscal 2008 compared to $164.3 million for fiscal 2007 primarily as a result of the acquisition of Captive and MAC.  In addition, our investments in capital expenditures for fiscal 2008 totaled $162.4 million partially offset by $83.0 million from disposition of assets, including proceeds from sale-leaseback transactions.

Our investments in capital expenditures for fiscal 2007 totaled $99.3 million partially offset by $10.8 million of cash received from disposition of assets which was primarily the sale of Berry Plastics UK Ltd. in April 2007.  In addition, we used $75.8 million primarily for (1) the acquisition of Rollpak Corporation and (2) a $30.0 million payment to Tyco as finalization of the working capital settlement.

Cash Flows from Financing Activities

Net cash used for financing activities was $229.7 million for fiscal 2009 compared to net cash provided by financing activities of $821.0 million for fiscal 2008.  This change of $1,050.7 million is primarily attributed to the reduction of revolving line of credit in fiscal 2009 and the borrowing in fiscal 2008 to fund the Captive acquisition.

Net cash provided by financing activities was $821.0 million for fiscal 2008 compared to $40.4 million used for financing activities.  In February 2008, we used the proceeds from the senior secured bridge facility to fund the $520.0 million acquisition of Captive Plastics.  This senior secured bridge facility was subsequently retired in April 2008, in connection with the issuance of our First Priority Floating Rate Notes which resulted in us receiving approximately $661.4 million of cash proceeds.  The excess proceeds from our April offering were used to pay down our outstanding borrowings on our revolving line of credit.  We subsequently borrowed $257.1 million under our revolving credit facilities to fund working capital and to ensure that we had liquidity to finance our operations given the turmoil in the financial markets.  We had approximately $189.7 million in cash at the end of fiscal 2008.  We paid approximately $26.4 million in financing fees related to the First Priority Floating Rate Notes.

Net cash used for financing activities was $40.4 million for fiscal 2007.  In the period, we generated cash of $1,233.0 million from long-term borrowing in connection with the Merger with Covalence and paid $9.7 million of debt financing costs associated with closing these borrowings.  We paid $1,161.2 million of long-term borrowings primarily as a result of the Merger with Covalence and had net equity distributions of $102.5 million primarily a result of the dividend to Berry Group in June 2007 described above.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the senior secured credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in this Form 10-K.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.  At the end of fiscal 2009, our cash balance was $10.0 million, and we had unused borrowing capacity of $279.0 million under our revolving line of credit, net of defaulting lenders.

Accounts Receivable and Inventory

	2009	2008
Net Sales (last 12 months)	$3,187.1	$3,513.1
Average Accounts Receivable	377.9	397.5
AR Turnover Rate (a)	8.4	8.8

Cost of Goods Sold (last 12 months)	$2,641.0	$3,019.3
Average Inventory	437.2	442.8
Inventory Turnover Rate (b)	6.0	6.8

(a) Accounts Receivable Turnover Rate = Revenue for the last twelve months divided by average accounts receivable.
(b) Inventory Turnover Rate = Cost of goods sold for the last twelve months divided by average ending inventory.

Critical Accounting Policies and Estimates

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the second note to our consolidated financial statements included elsewhere herein.  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations.  We believe that the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

Allowance for Doubtful Accounts.  We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility.  We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives.  We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience.  Additionally, our allowance for doubtful accounts includes a reserve for cash discounts that are offered to some of our customers for prompt payment.  We believe, based on past history and our credit policies, our net accounts receivables are of good quality.  A ten percent increase or decrease in our bad debt experience would not have a material impact on the results of operations of the Company.  The decline in our allowance for doubtful accounts was driven by lower selling prices and improved collections.  Our allowance for doubtful accounts was $9.0 million and $12.1 million as of fiscal year end 2009 and 2008, respectively.

Inventory Obsolescence.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  A ten percent increase or decrease in our inventory obsolescence experience would not have a material impact on the results of operations of the Company.  Our reserve for inventory obsolescence was $13.1 million and $19.3 million as of fiscal year end 2009 and 2008, respectively.  The decline in the reserve relates to lower costs of resin and lower carrying values of inventory and improved inventory management.

Medical Insurance.  We offer our employees medical insurance that is primarily self-insured by us.  As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported.  We evaluate our medical claims liability on a quarterly basis, obtain an independent actuarial analysis on an annual basis and perform payment lag analysis.  Based on our analysis, we believe that our recorded medical claims liability should be sufficient.  A ten percent increase or decrease in our medical claims experience would not have a material impact on the results of operations of the Company.  Our accrued liability for medical claims was $7.5 million and $3.8 million, including reserves for expected medical claims incurred but not reported, as of fiscal year end 2009 and 2008, respectively.

Workers’ Compensation Insurance.  The majority of our facilities are covered under a large deductible program for workers’ compensation insurance.  On a quarterly basis, we evaluate our liability based on third-party adjusters’ independent analyses by claim.  Based on our analysis, we believe that our recorded workers’ compensation liability should be sufficient.  A ten percent increase or decrease in our workers’ compensations claims experience would not have a material impact on the results of operations of the Company.  Our accrued liability for workers’ compensation claims was $9.3 million and $7.6 million as of fiscal year end 2009 and 2008, respectively.

Revenue Recognition.  Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass to the customer (either when the products reach the free-on-board shipping point or destination depending on the contractual terms), there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured.

Impairments of Long-Lived Assets.  In accordance with the guidance of the FASB for the impairment or disposal of long lived assets we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Goodwill and Other Indefinite Lived Intangible Assets.  We are required to perform a review for impairment of goodwill and other indefinite lived intangibles to evaluate whether events and circumstances have occurred that may indicate a potential impairment. Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. Other indefinite lived intangibles are considered to be impaired if the carrying value excess the fair value.  In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances could include, but are not limited to: a significant decline in our earnings, a significant decline in the total value of our Company, unanticipated competition or a loss of key personnel.

The following table presents carrying value as of our most recent evaluation for impairment of goodwill compared to Goodwill by reportable segment:
	Carrying Value as of	Goodwill as of
	July 1, 2009	2009	2008
Rigid Open Top	$1,572.6	$646.3	$646.3
Rigid Closed Top	1,364.1	768.1	773.9
Flexible Films	427.1	16.8	23.3

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of the first day of the fourth fiscal quarter and determined that no impairment existed. Our evaluation method included management estimates of cash flow projections based on an internal strategic review and comparable EBITDA multiples of our market peer companies to derive our fair values.  A decline of greater than 10% in the fair value of our Rigid Open Top and Rigid Closed Top segments could result in a potential impairment of goodwill or trademarks depending on revenue or earnings growth, the cost of capital and other factors we utilize to determine our segment and trademark fair values.  Our Flexible Films Segment would need to decline more than 20% to result in a potential impairment.  For purposes of this test, we held our EBITDA as a percentage of revenue consistent with our margins as of the testing date.  Growth by reporting unit varies from year-to-year between segments.  For purposes of this test, the Rigid Open Top forecasted overall growth ranges between 4.0% and 5.0%  in the following five years and 3.0% in the terminal year.  The Rigid Closed Top forecasted overall growth ranges between 3.0% and 4.3%  in the following five years and 3.0% in the terminal year.  We assumed that the Company would maintain capital spending of approximately $175 million to continue to increase efficiencies in production and have assumed that these efficiencies would be offset by other rising costs in selling, general and administrative expenses.  Given the uncertainty in economic trends, there can be no assurance that when we complete our future annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill and indefinite lived trademarks totaled $1.4 billion and $220.2 million at the end of the fiscal 2009, respectively, with substantially all of our Goodwill relating to our Rigid Open Top and Closed Top segments.  No impairments were recorded in the financial statements included in this Form 10-K.

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rates (“ETR”) and associated liabilities or assets for each legal entity of ours in accordance with authoritative guidance.  We use tax-planning to minimize or defer tax liabilities to future periods. In recording ETR’s and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  For interim periods, we accrue our tax provision at the ETR that we expect for the full year.  As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods’ ETR’s to reflect our best estimate for the year-to-date results and for the full year.  As part of the ETR, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company believes that it will not generate sufficient future taxable income to realize the tax benefits in foreign jurisdictions related to the deferred tax assets of Ociesse s.r.l. and Berry Plastics de Mexico.  Therefore, the Company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets for Ociesse s.r.l. and Berry Plastics de Mexico.  The Company has not provided a valuation allowance on its net operating losses in the United States because it has determined that future reversals of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets..  Our valuation allowance against deferred tax assets was $8.2 million and $5.0 million as of fiscal year end 2009 and 2008, respectively.

Accrued Rebates.  We offer various rebates to our customers in exchange for their purchases.  These rebate programs are individually negotiated with our customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  We use all available information when calculating these reserves.  Our accrual for customer rebates was $43.9 million and $51.5 million as of fiscal year end 2009 and 2008, respectively.

Pension.  Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets.  Retiree medical plan costs include assumptions for the discount rate, retirement age, and health-care-cost trend rates.  These assumptions have a significant effect on the amounts reported.  In addition to the analysis below, see the notes to the consolidated financial statements for additional information regarding our retirement benefits.  Periodically, we evaluate the discount rate and the expected return on plan assets in our defined benefit pension and retiree health benefit plans.  In evaluating these assumptions, we consider many factors, including an evaluation of the discount rates, expected return on plan assets and the health-care-cost trend rates of other companies; our historical assumptions compared with actual results; an analysis of current market conditions and asset allocations; and the views of advisers.  In evaluating our expected retirement age assumption, we consider the retirement ages of our past employees eligible for pension and medical benefits together with our expectations of future retirement ages.  We believe our pension and retiree medical plan assumptions are appropriate based upon the above factors.  A one percent increase or decrease in our health-care-cost trend rates would not have a material impact on the results of operations of the Company.  Also, a one quarter percentage point change in our discount rate or expected return on plan assets would not have a material impact on the results of operations of the Company.

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of the Company and its consolidated subsidiaries.  This is not to suggest that other risk factors such as changes in economic conditions, changes in material costs, our ability to pass through changes in material costs, and others could not materially adversely impact our consolidated financial position, results of operations and cash flows in future periods.

Item 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $1,200.0 million term loan and (ii) a $400.0 million revolving credit facility.  At the end of fiscal 2009, $69.0 million was outstanding on the revolving credit facility.  The net outstanding balance of the term loan at the end of fiscal 2009 was $1,173.0 million.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) Credit Suisse’s prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  Our $680.6 million of senior secured first priority notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%. Our second priority senior secured notes are comprised of (i) $525.0 million fixed rate notes and (ii) $225.0 million floating rate notes.  The floating rate notes bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.

At the end of fiscal 2009, the LIBOR rate of 0.28% was applicable to the term loan, senior secured first priority notes and second priority floating rate notes.  If the LIBOR rate increases 0.25% and 0.50%, we estimate an annual increase in our interest expense of $3.9 million and $7.7 million, respectively.

In August 2007, Berry entered into two separate interest rate swap transactions to protect $600.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreements became effective in November 2007.  The first agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expires on November 5, 2009.  The second agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expires on November 5, 2010.  The Company’s term loan gives it the option to elect different interest rate reset options.  On November 5, 2008, the Company began and continues to utilize 1-month LIBOR contracts for the underlying senior term loan.  The Company’s change in interest rate selection along with their continued use of this alternative rate caused the Company to lose hedge accounting.  The Company has recorded all subsequent changes in fair value from November 5, 2008 to the end of fiscal 2009 in the income statement and is amortizing the interest rate swap balance in Accumulated other comprehensive income to Interest expense through the end of the respective swap agreement.  The Company estimates the fair value of the interest rate swap transactions identified above to be a liability of $14.9 million and $15.0 million at the end of fiscal 2009 and 2008, respectively.  The fair value of these interest rate swaps is subject to movements in LIBOR and may fluctuate in future periods.  A .25% change in LIBOR would not have a material impact on the fair value of the interest rate swaps.

Resin Cost Sensitivity

We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition.  Our plastic resin purchasing strategy is to deal with only high-quality, dependable suppliers, such as Chevron, DAK Americas, Dow, Dupont, Eastman Chemical, Exxon Mobil, Flint Hills Resources, Georgia Gulf, Lyondell/Bassell, Nova, PolyOne Corp., Sunoco, Total, and Westlake.  We believe that we have maintained strong relationships with these key suppliers and expect that such relationships will continue into the foreseeable future.  The resin market is a global market and, based on our experience, we believe that adequate quantities of plastic resins will be available at market prices, but we can give you no assurances as to such availability or the prices thereof.  If the price of resin increased or decreased from fiscal 2009 by 5% this would result in a material change to our cost of goods sold.

Item 8.                                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F- 1
Consolidated Balance Sheets at fiscal year end 2009 and 2008	F- 3
Consolidated Statements of Operations for the fiscal years ended 2009, 2008 and 2007	F- 4
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the fiscal years ended 2009, 2008 and 2007	F- 5
Consolidated Statements of Cash Flows for the fiscal years ended 2009, 2008 and 2007	F- 6
Notes to Consolidated Financial Statements	F- 7

Index to Financial Statement Schedules
All schedules have been omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

Item 9.                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

                Under applicable SEC regulations, management of a reporting company, with the participation of the principal executive officer and principal financial officer, must periodically evaluate the company’s “disclosure controls and procedures,” which are defined generally as controls and other procedures of a reporting company designed to ensure that information required to be disclosed by the reporting company in its periodic reports filed with the commission (such as this Form 10-K) is recorded, processed, summarized, and reported on a timely basis.

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures at the end of fiscal 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of fiscal 2009, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an assessment of the effectiveness of our internal control over financial reporting at the end of fiscal 2009.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring  Organizations of the Treadway Commission (“COSO”).

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission (“SEC”) that permit the Company to provide only Management’s report in this Annual Report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in the reasonable possibility that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected in a timely manner. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A design deficiency exists when a control necessary to meet the control objective is missing or an existing control is not properly designed so that, even if the control operates as designed, the control objective is not always met.  In connection with management’s assessment of our internal control over financial reporting, management has concluded that our internal control over financial reporting was effective at the end of fiscal 2009, and that there were no material weaknesses in our internal control over financial reporting as of that date.

 (b)           Changes in internal controls.

The changes in our internal control over financial reporting that occurred during fiscal 2009 that have materially affected our internal control over financial reporting are as follows:

•	The Company transitioned and converted the legacy Covalence systems to our systems which resulted in cohesive disclosure controls and procedures.

•	The Company implemented a new account reconciliation tool that has stream-lined our closing process.

•	The Company implemented new procedures to improve the efficiency of identifying book to tax differences.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information regarding the executive officers, officers and members of the board of directors of Berry Group, of which we are a wholly owned subsidiary.

Name	Age	Title
Ira G. Boots (1) (3)	55	Chairman, Chief Executive Officer and Director
R. Brent Beeler	56	President and Chief Operating Officer
James M. Kratochvil	53	Executive Vice President, Chief Financial Officer, Assistant Treasurer and Secretary
Anthony M. Civale (1) (2)	35	Director
Patrick J. Dalton	41	Director
Donald C. Graham (1)	76	Director
Steven C. Graham (2)	50	Director
Joshua J. Harris	44	Director
Robert V. Seminara (1) (2) (3)	37	Director

(1)Member of the Compensation Committee.
(2)Member of the Audit Committee.
(3)Member of the Executive Committee.

The following table provides information regarding the executive officers, officers and members of the board of directors of Berry Plastics Corporation.

Name	Age	Title
Ira G. Boots (1) (3)	55	Chairman, Chief Executive Officer and Director
R. Brent Beeler	56	President and Chief Operating Officer
James M. Kratochvil	53	Executive Vice President, Chief Financial Officer, Assistant Treasurer and Secretary
Anthony M. Civale (1) (2)	35	Director
Robert V. Seminara (1) (2) (3)	37	Director

(1)Member of the Compensation Committee.
(2)Member of the Audit Committee.
(3)Member of the Executive Committee.

Ira G. Bootshas been Chairman of the Board and Chief Executive Officer since June 2001 of Berry Plastics Corporation, and a Director of Berry Plastics Corporation since April 1992.  Prior to that, Mr. Boots served as Chief Operating Officer of Berry Plastics Corporation since August 2000 and Vice President of Operations, Engineering and Product Development of Berry Plastics Corporation since April 1992.  Mr. Boots was employed by our predecessor company from 1984 to December 1990 as Vice President, Operations.

R. Brent Beeler was named President and Chief Operating Officer of Berry Plastics Corporation in May 2005.  He formerly served as President—Containers and Consumer Products of Berry Plastics Corporation since October 2003 and has been an Executive Vice President of Berry Plastics Corporation since July 2002.  He had been Executive Vice President and General Manager—Containers and Consumer Products of Berry Plastics Corporation since October 2002 and was Executive Vice President and General Manager—Containers since August 2000.  Prior to that, Mr. Beeler was Executive Vice President, Sales and Marketing of Berry Plastics Corporation since February 1996 and Vice President, Sales and Marketing of Berry Plastics Corporation since December 1990.  Mr. Beeler was employed by our predecessor company from October 1988 to December 1990 as Vice President, Sales and Marketing and from 1985 to 1988 as National Sales Manager.

James M. Kratochvil has been Executive Vice President, Chief Financial Officer and Secretary of Berry Plastics Corporation since December 1997 and Assistant Treasurer since October 2009 (formerly Treasurer since December

1997).  He formerly served as Vice President, Chief Financial Officer and Secretary of Berry Plastics Corporation since 1991, and as Treasurer of Berry Plastics Corporation since May 1996.  He formerly served as Vice President, Chief Financial Officer and Secretary of Holding since 1991.  Mr. Kratochvil was employed by our predecessor company from 1985 to 1991 as Controller.

Anthony M. Civale has been a member of our Board of Directors since 2006.  Mr. Civale is a Partner at Apollo Management, where he has worked since 1999.  Prior to that time, Mr. Civale was employed by Deutsche Bank Securities in the Financial Sponsors Group within its Corporate Finance Division.  Mr. Civale also serves on the board of directors of Harrah’s Entertainment, Inc. and Prestige Cruises.

Patrick J. Dalton has been a member of our Board of Directors since 2006. Mr. Dalton joined Apollo Management in June 2004 as a partner and as a member of Apollo Investment Management’s (“AIM”) Investment Committee. Mr. Dalton is the President and Chief Operating Officer of Apollo Investment Corporation (NASDAQ: AINV).  Mr. Dalton is also the Chief Investment Officer of AIM and a member of the Investment Committees of Apollo Investment Europe, Apollo Credit Liquidity Fund and Artus/Apollo Loan Fund. Before joining Apollo, Mr. Dalton was a vice president with Goldman, Sachs & Co.’s Principal Investment Area with a focus on mezzanine investing since 2000. From 1990 to 2000, Mr. Dalton was a Vice President with the Chase Manhattan Bank where he worked most recently in the Acquisition Finance Department. Mr. Dalton graduated from Boston College with a BS in Finance and received his MBA from Columbia Business School.

Donald C. Graham founded the Graham Group, an industrial and investment concern, and has been a member of our Board of Directors since 2006.  The Graham Group is engaged in a broad array of businesses, including industrial process technology development, capital equipment production, and consumer and industrial products manufacturing.  Mr. Graham founded Graham Packaging Company, in which he sold a controlling interest in 1998.  The Graham Group’s three legacy industrial businesses operate in more than 80 locations worldwide, with combined sales of more than $2.75 billion.  Mr. Graham currently serves on the board of directors of Western Industries, Inc., National Diversified Sales, Inc., Infiltrator Systems, Inc., Touchstone Wireless Repair and Logistics LP, Graham Engineering Corporation and Graham Architectural Products Corporation.

Steven C. Graham founded Graham Partners and has been a member of our Board of Directors since 2006.  Prior to founding Graham Partners in 1998, Mr. Graham oversaw the Graham Group’s corporate finance division starting in 1988.  Prior to 1988, Mr. Graham was a member of the investment banking division of Goldman, Sachs & Co., and was an Acquisition Officer for the RAF Group, a private equity investment group.  Select board directorships which Mr. Graham currently holds include Graham Architectural Products Corporation, Western Industries, Inc., National Diversified Sales, Inc., Abrisa Industrial Glass, Inc., Infiltrator Systems, Inc., Aerostructures Acquisition, LLC, Schneller Holdings, LLC, BEMC Holdings Corporation and ICG Commerce Holdings, Inc.  Steve is also a board member of various entities affiliated with The Graham Group, and is a trustee of the Graham Family Trusts.  He also serves as an Advisory Board member of certain unaffiliated private equity funds managed by other general partners.

Joshua J. Harris has been a member of our Board of Directors since 2006.  Mr. Harris is a Senior Founding Partner at Apollo Management and has served as an officer of certain affiliates of Apollo since 1990.  Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated.  Mr. Harris is also a director of the general partner of AP Alternative Assets, Apollo Global Management LLC, CEVA Logistics, Hexion Specialty Chemicals, Inc., Momentive Performance Materials, Noranda Aluminum and Verso Paper Inc.

Robert V. Seminara has been a member of our Board of Directors since 2006.  Mr. Seminara is a Partner at Apollo Management, where he has worked since 2003.  Prior to that time, Mr. Seminara was a managing director of Evercore Partners LLC.  Mr. Seminara also serves on the boards of directors of Hexion Specialty Chemicals, Inc. and World Kitchen Inc.

Board Committees

Our Board of Directors has a Compensation Committee, an Audit Committee and Executive Committee.  The Compensation Committee makes recommendations concerning salaries and incentive compensation for our employees and consultants.  The Audit Committee, which consists of at least one financial expert, recommends the annual appointment of auditors with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, accounting principles we use in financial reporting, internal auditing procedures and the adequacy of our internal control procedures.

We have a Code of Business Ethics that applies to all employees, including our Chief Executive Officer and senior financial officers.  These standards are designed to deter wrongdoing and to promote the highest ethical, moral and legal conduct of all employees. Our Code of Business Ethics can be obtained, free of charge, at our Corporate Headquarters in our Human Resources department.

Item 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company has a Compensation Committee comprised of Messrs. Boots, Seminara, Civale, and Donald Graham.  The annual salary and bonus paid to Messrs. Boots, Kratochvil, Beeler, Salmon, Unfried, and all other vice presidents and above, (collectively, the “Senior Management Group”) for fiscal 2009 were determined by the Compensation Committee in accordance with their respective employment agreements.  The Committee makes all final compensation decisions for our executive officers.   Below are the principles outlining our executive compensation principles and practices.

 Compensation Philosophy and Analysis

Our goal as an employer is to ensure that our pay practices are equitable with regard to market wages, facilitate appropriate retention, and to reward exceptional performance.  The Human Resources Department obtains regional and national compensation survey data.  In the past we have conducted studies with Mercer, Clark Consulting, The Conference Board and Salary.com to better understand compensation programs of other manufacturing companies similar in size.  Our studies have reviewed base salary, bonus, and a time based option value for one year. They have historically ignored the value of 401(k) match and medical.  We believe our programs are generally below market.

The Company believes that executive compensation should be designed to align closely the interests of the Company, the executive officers, and its stockholders and attract, motivate reward and retain superior management talent.  Berry utilizes the following guidelines pertaining to executive compensation:

•	Pay compensation that is competitive with the practices of other manufacturing businesses similar in size.

•	Wage enhancements aligned with the performance of the Company.

•	Pay for performance by:

•	Setting performance goals determined by our CEO and the Board of Directors for our officers and providing a short-term incentive through a bonus plan that is based upon achievement of these goals.

•
Providing long-term incentives in the form of stock options, in order to retain those individuals with the leadership abilities necessary for increasing long-term shareholder value while aligning with the interests of our investors.

Role of Compensation Committee

The Compensation Committee’s specific roles are:

•
to approve and recommend to our Board of Directors all compensation plans for (1) the CEO of the Company, (2) all employees of the Company and its subsidiaries who report directly to the CEO, and (3) other members of the Senior Management Group, as well as all compensation for our Board of Directors;

•	to approve the short-term compensation of the Senior Management Group and to recommend short-term compensation for members of our Board of Directors;

•	to approve and authorize grants under the Company’s or its subsidiaries’ incentive plans, including all equity plans and long-term incentive plans; and

•	to prepare any report on executive compensation required by Securities and Exchange Commission rules and regulations for inclusion in our annual proxy statement, if any.

Role of Executives Officers

Ira Boots, Chairman and Chief Executive Officer, Brent Beeler, Chief Operating Officer, Jim Kratochvil, Chief Financial Officer and Marcia Jochem, Executive Vice President of Human Resources annually review the performance of each of our executive officers.  Together they review annual goals and the performance of each individual executive officer.  This information, along with the performance of the company and market data determines the wage adjustment recommendation presented to the Compensation Committee.   All other compensation decisions with respect to officers of the Company are made by Mr. Boots pursuant to policies established in consultation with the Compensation Committee and recommendations from the Human Resource Department.

The Compensation Committee evaluates the performance of the CEO and determines the CEO’s compensation in light of the goals and objectives of the compensation program. On at least an annual basis, the Compensation Committee expects to review the performance of the CEO as compared with the achievement of the Company’s goals and any individual goals. The CEO together with the Human Resource Department will assess the performance and compensation of the other named executives. The Human Resource Department, together with the CEO, annually will review the performance of each member of the Senior Management Group as compared with the achievement of Company or operating division goals, as the case may be, together with each executive’s individual goals. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to the executives. Both performance and compensation are evaluated to ensure that the Company is able to attract and retain high quality executives in vital positions and that their compensation, taken as a whole, is competitive and appropriate compared to that of similarly situated executives in other corporations within the industry.

Executive Compensation Program

The compensation for our executive officers is primarily in the following three categories:  (1) salary, (2) bonus, and (3) stock options.  Berry has selected these elements because each is considered useful and/or necessary to meet one or more of the principal objectives of the business.  Base salary and bonus targets are set with the goal of motivating employees and adequately compensating and rewarding them on a day-to-day basis for the time spent and the services they perform.  Our equity programs are geared toward providing an incentive and reward for the achievement of long-term business objectives, retaining key talent and more closely aligning the interests of management with our shareholders.

The compensation program is reviewed on an annual basis.  In setting individual compensation levels for a particular executive, the total compensation package is considered along with the executive’s past and expected future contributions to our business.

Base Salary

Our executive officers’ base salaries depend on their position within the Company and its subsidiaries, the scope of their responsibilities and the period during which they have been performing those responsibilities and their overall performance. Base salaries are reviewed annually, and will be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities and performance and experience.

Annual Bonus

Berry has a long history of sharing profits with employees. This philosophy is imbedded in the corporate culture and is one of many practices that have enabled the Company to continually focus on improvement and be successful. Below is the calculation, funding and annual payment practice for the Executive program which is subject to approval every year by the Board of Directors.  It is our goal to exceed our commitments year after year. Our executive officers participate in our Executive Profit Sharing Bonus Program.  Depending on our overall business performance specifically related to EBITDA and Company growth and each executive’s individual performance, he or she would be eligible to receive a bonus ranging from zero to 108% his or her base salary.  These target ranges are the same for all of the Vice Presidents and above positions and are subject to change at the discretion of the Compensation Committee.  The performance period is measured from January 1 through December 31 of the respective year, and does not coincide with our externally reported fiscal year-end.  Performance objectives are generally set on an annualized basis.

1. Calculation:
75% - based on achieving 100% of annual EBITDA target
25% - based on growing the equity value of the Company

2.Funding:
By meeting both targets, executives qualify to earn 68.5% of their annualized salary in a bonus payment.  This bonus payment slides up or down depending on the performance of the Company.

3. Payment:
With Board approval, bonus is paid on an annual basis, which normally happens at the end of February, but may be paid at an earlier date at the election of the Compensation Committee.

The Compensation Committee is currently working with Apollo to determine the performance metrics to apply to our 2010 bonus plan year, and we expect that our executive officers will continue to be subject to the same financial performance metrics as other salaried employees of the Company.

Stock Options

In 2006 we adopted the Equity Incentive Plan which permits us to grant stock options, rights to purchase shares, restricted stock, restricted stock units, and other-stock based rights to employees or directors of, or consultants to, us, or any of our subsidiaries. The Equity Incentive Plan is administered by our Board of Directors or, if determined by such board, by the Compensation Committee of the board. Approximately 801 thousand shares of our common stock have been reserved for issuance under the Equity Incentive Plan.

As discussed below, we have awarded stock options to members of our management.  However, the Compensation Committee has not established any formal program, plan or practice for the issuance of equity awards to employees.  We do not have any program, plan or practice in place for selecting grant dates for awards under the Equity Incentive Plan in coordination with the release of material non-public information. Under the Equity Incentive Plan, the exercise price for the option awards is the fair market value of the stock of Berry on the date of grant. The fair market value is determined by the Board of Directors by applying industry appropriate multiples to our current EBITDA, and this valuation takes into account a level of net debt that excluded cash required for working capital purposes.  The Compensation Committee is not prohibited from granting awards at times when it is in possession of material non-public information. However, no inside information was taken into account in determining the number of options previously awarded or the exercise price for those awards, and we did not “time” the release of any material non-public information to affect the value of those awards.

The Compensation Committee believes that the granting of awards under the Equity Incentive Plan promotes, on a short-term and long-term basis, an enhanced personal interest and alignment of interests of those executives receiving equity awards with the goals and strategies of the Company. The Compensation Committee also believes that the equity grants provide not only financial rewards to such executives for achieving Company goals but also provide additional incentives for executives to remain with the Company.

From time to time, we grant management participants stock options that are subject to the terms of the Equity Incentive Plan.  In connection with the grants, we enter into stock option award agreements with the management participants.

Generally, the options will become vested and exercisable over a five year period.  The time based options vest 20% each year and the performance based option grants vest over a five year period when certain EBITDA targets are met. In each case, the vesting of options is generally subject to the grantee’s continued provision of services to the Company or one of its subsidiaries as of the applicable vesting date.

Berry also clarified the anti-dilution provisions of its stock option plans to require payment to holders of outstanding stock options of special dividends and a pro-rata share of transaction fees that may be paid to Apollo and Graham in connection with future transactions, re-financings, etc.   In connection with the June 2007 dividend paid, holders of vested stock options received $13.7 million, while an additional $34.5 million will be paid to nonvested option holders on the second anniversary of the dividend grant date (assuming the nonvested option holders remain employed by the Company).  In December 2008, the Executive Committee of Berry Group modified the vesting provisions which resulted in payment of this remaining amount of $33.0 million to the participants on December 2008.

The maximum term of these options is ten years. However, subject to certain exceptions set forth in the applicable stock option award agreement, unvested options will automatically expire 90 days after the date of a grantee’s termination of employment, or one year in the case of termination due to death or disability. In the case of a termination of employment due to death or disability, an additional 20% of an individual’s options will vest.  20% of outstanding options may become vested earlier upon  a “change in control” of Berry, and 40% of outstanding options become vested earlier if such change in control results in the achievement of a targeted internal rate of return.

Shares of Company common stock acquired under the Equity Incentive Plan are subject to restrictions on transfer, repurchase rights, and other limitations set forth in a stockholder’s agreement.

Post-Employment Compensation.

We provide post-employment compensation to our employees, including our named executive officers, as a continuance of the post-retirement programs sponsored by prior owners. The Compensation Committee believes that offering such compensation allows us to attract and retain qualified employees and executives in a highly competitive marketplace and rewards our employees and executives for their contribution to the Company during their employment. A principal component of our post-employment executive officer compensation program is a qualified defined contribution 401(k) plan and a retirement health plan.  Our executive officers are eligible to participate in our company-wide 401(k) qualified plan for employees.  The Company awards a $200 lump sum contribution annually for participating in the plan and matches dollar for dollar the first $300 dollars, and a 10% match thereafter.  Participants who contribute at least $1,000 will also receive an addition $150 lump sum deposit at the end of the year.  Company matching contributions are 100% vested immediately.  We also offer our employees a retirement health plan.

Perquisites and Other Personal Benefits.

While we believe that perquisites should be a minor part of executive compensation, we recognize the need to provide our executive officers with perquisites and other personal benefits that are reasonable, competitive and consistent with the overall compensation program in order to enable us to attract and retain qualified employees for key positions.  Accordingly, we provide our executive officers with leased company vehicles including maintenance and operational cost.  The Compensation Committee periodically reviews the perquisites provided to our executive officers.

Messrs. Seminara and Civale are partners in Apollo Management.  Donald Graham is the founder of the Graham Group.  See the section of this Form 10-K titled “Certain Relationships and Related Transactions” for a description of transactions between us and various affiliates of Apollo and Graham.

The following table sets forth a summary of the compensation paid by us to our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers (collectively, the “Named Executive Officers”) for services rendered in all capacities to us during fiscal 2009, 2008 and 2007.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Option Awards ($)	Bonus	All Other Compensation	Total ($)
Ira G. Boots Chairman and Chief Executive Officer	2009 2008 2007	$889,047 893,930 760,434	$— — —	$172,464 599,732 649,431	$ — — —	$1,061,511 1,493,662 1,409,865
James M. Kratochvil Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2009 2008 2007	$470,525 475,020 406,602	$— — —	$91,352 318,631 349,694	$ — — —	$561,877 793,651 756,296
R. Brent Beeler President and Chief Operating Officer	2009 2008 2007	$663,320 669,887 605,119	$— — —	$131,908 468,756 549,519	$ — — —	$795,228 1,138,643 1,154,638
Thomas E. Salmon President – Tapes &Coatings Division	2009 2008 2007	$391,287 385,889 353,277	$— — —	$76,143 262,799 139,487	$ — — —	$467,430 648,688 492,764
G. Adam Unfried President – Rigid Open Top Division	2009 2008 2007	$300,306 283,057 259,953	$— — —	$55,865 201,634 249,781	$ — — —	$356,171 484,691 509,734

Employment Agreements

In connection with the Merger with Covalence, Berry entered into employment agreements with each of Messrs. Boots, Beeler and Kratochvil that supersede their previous employment agreements with Berry and that expire on December 31, 2011.  Mr. Unfried entered into an amendment to his existing employment agreement with Berry that extended the term of such agreement through December 31, 2011.  Mr. Salmon entered into an employment agreement with Berry that expires April 3, 2012 (each of the agreements with Messrs. Boots, Beeler, Kratochvil, Salmon and Unfried, as amended, an “Employment Agreement” and, collectively, the “Employment Agreements”). The Employment Agreements provided for base compensation as disclosed in the “Summary Compensation Table” above.  Salaries are subject in each case to annual adjustment at the discretion of the Compensation Committee of the Board of Directors.  The Employment Agreements entitle each executive to participate in all other incentive compensation plans established for executive officers of Berry.  Berry may terminate each Employment Agreement for “cause” or a “disability” (as such terms are defined in the Employment Agreements). Specifically, if any of Messrs. Boots, Beeler, Kratochvil, Salmon, and Unfried is terminated by Berry without ‘‘cause’’ or resigns for ‘‘good reason’’ (as such terms are defined in the Employment Agreements), that individual is entitled to: (1) the greater of (a) base salary until the later of one year after termination or (b) 1/12 of 1 year’s base salary for each year of employment up to 30 years with Berry Plastics Corporation or a predecessor in interest (excluding Messrs. Salmon and Unfried which would be entitled to (a) only) and (2) the pro rata portion of his annual bonus. Each Employment Agreement also includes customary noncompetition, nondisclosure and nonsolicitation provisions.

Grants of Plan-Based Awards for Fiscal 2009

No options were granted to our named executive officers in fiscal 2009.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Ira G. Boots	25,131	11,292	$100	9/20/16
James M. Kratochvil	14,395	6,467	$100	9/20/16
R. Brent Beeler	14,395	6,467	$100	9/20/16
G. Adam Unfried	9,438	4,242	$100	9/20/16
Thomas E. Salmon	1,231	1,505	$100	6/04/17
Thomas E. Salmon	2,257	5,267	$112.83	1/01/18

Option Exercises for 2009

No options were exercised by our named executive officers in fiscal 2009.

Compensation for Directors

Non-employee directors receive $12,500 per quarter plus $2,000 for each meeting they attend and are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.  For fiscal 2009, we paid non-employee directors’ fees on a combined basis as shown in the following table.

Director Compensation Table for Fiscal 2009

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Anthony M. Civale	$50,000	$—	$50,000
Patrick J. Dalton	50,000	—	50,000
Donald C. Graham	50,000	—	50,000
Steven C. Graham	50,000	—	50,000
Joshua J. Harris	50,000	—	50,000
Robert V. Seminara	50,000	—	50,000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

We are a wholly-owned subsidiary of Berry Group.  The following table sets forth certain information regarding the beneficial ownership of the common stock, of Berry Group with respect to each person that is a beneficial owner of more than 5% of its outstanding common stock and beneficial ownership of its common stock by each director and each executive officer named in the Summary Compensation Table and all directors and executive officers as a group at the end of fiscal 2009.

Name and Address of Owner(1)	Number of Shares of Common Stock(1)	Percent of Class
Apollo Investment Fund VI, L.P. (2)	3,559,930	48.4%
Apollo Investment Fund V, L.P. (3)	1,902,558	25.8%
AP Berry Holdings, L. P (4)	1,641,269	22.3%
Graham Berry Holdings, LP (5)	500,000	6.8%
Ira G. Boots (6)	144,526	2.0%
R. Brent Beeler (6)	82,405	1.1%
James M. Kratochvil (6)	82,182	1.1%
G. Adam Unfried (6)	21,556	*
Thomas E. Salmon (6)	6,139	*
Anthony M. Civale (7),(8)	3,531	*
Patrick J. Dalton (7),(8)	2,000	*
Donald C. Graham (7),(9)	2,000	*
Steven C. Graham (7),(9)	2,000	*
Joshua J. Harris (7),(8)	3,531	*
Robert V. Seminara (7),(8)	3,531	*
All directors and executive officers as a group (11 persons)	353,401	4.8%
* Less than 1% of common stock outstanding.

(1)   The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.  Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security.  Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage.  Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.  Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

(2)   Represents all equity interests of Berry Group held of record by controlled affiliates of Apollo Investment Fund VI, L.P., including AP Berry Holdings, LLC and BPC Co-Investment Holdings, LLC.  Apollo Management VI, L.P. has the voting and investment power over the shares held on behalf of Apollo.  Each of Messrs. Civale, Dalton, Harris, and Seminara, who have relationships with Apollo, disclaim beneficial ownership of any shares of Berry Group that may be deemed beneficially owned by Apollo Management VI, L.P., except to the extent of any pecuniary interest therein.  Each of Apollo Management VI, L.P., AP Berry Holdings, LLC and its affiliated investment funds disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest.  The address of Apollo Management VI, L.P., Apollo Investment Fund VI, L.P., and AP Berry Holdings LLC is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(3)   Represents all equity interests of Berry Group held of record by controlled affiliates of Apollo Investment Fund V, L.P., including Apollo V Covalence Holdings, LLC and Covalence Co-Investment Holdings, L.P.  Apollo Management V, L.P. has the voting and investment power over the shares held on behalf of Apollo.  Each of Messrs. Civale, Dalton, Harris, and Seminara, who have relationships with Apollo, disclaim beneficial ownership of any shares of Berry Group that may be deemed beneficially owned by Apollo Management V, L.P., except to the extent of any pecuniary interest therein.  Each of Apollo Management V, L.P., Apollo V Covalence Holdings, LLC and its affiliated investment funds disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest.  The address of Apollo Management V, L.P., Apollo Investment Fund V, L.P., and Apollo V Covalence Holdings, LLC is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(4)   The address of AP Berry Holdings LLC is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(5)   Graham Partners II, L.P., as the sole member of the general partner of Graham Berry Holdings, L.P., has the voting and investment power over the shares held by Graham Berry Holdings, L.P.  Each of Messrs. Steven Graham and Donald Graham, who have relationships with Graham Partners II, L.P. and/or Graham Berry Holdings L.P., disclaim beneficial ownership of any shares of Berry Group that may be deemed beneficially owned by Graham Partners II, L.P. or Graham Berry Holdings L.P. except to the extent of any pecuniary interest therein.  Each of Graham Partners II, L.P. and its affiliates disclaims beneficial ownership of any such shares in which it does not have a pecuniary interest.  The address of Graham Partners II, L.P. and Graham Berry Holdings, L.P. is 3811 West Chester Pike, Building 2, Suite 200 Newton Square, Pennsylvania 19073.

(6)   The address of Messrs. Boots, Beeler, Kratochvil, Unfried, and Salmon is c/o Berry Plastics Corporation, 101 Oakley Street,  Evansville, Indiana 47710.  Total includes underlying options that are vested or scheduled to vest within 60 days of November 5, 2009

(7)   Total represents underlying options that are vested or scheduled to vest within 60 days of November 5, 2009 for each of Messrs. Civale, Dalton, Donald Graham, Steven Graham, Harris and Seminara.

(8)   The address of Messrs. Civale, Harris, Seminara and Dalton is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(9)   The address of Messrs. Steven Graham and Donald Graham is c/o Graham Partners II, L.P. is 3811 West Chester Pike, Building 2, Suite 200 Newtown Square, Pennsylvania 19073.

Equity Compensation Plan Information

The following table provides information as of the end of fiscal 2009 regarding shares of common stock of Berry Group that may be issued under our existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	801,003 (2)	99.45	6,249

Total	801,003	99.45	6,249

(1)Consists of the 2006 Equity Incentive Plan which our Board adopted in September 2006.
(2)Does not include shares of Berry Group Common Stock already purchased as such shares are already reflected in the Company’s outstanding shares.

2006 Equity Incentive Plan

In 2006, we have adopted an equity incentive plan for the benefit of certain of our employees, which we refer to as the 2006 Equity Incentive Plan.  The purpose of the 2006 Equity Incentive Plan is to further our growth and success, to enable our directors, executive officers and employees to acquire shares of our common stock, thereby increasing their personal interest in our growth and success, and to provide a means of rewarding outstanding performance by such persons.  Options granted under the 2006 Equity Incentive Plan may not be assigned or transferred, except to us or by will or the laws of descent or distribution.  The 2006 Equity Incentive Plan terminates ten years after adoption and no options may be granted under the plan thereafter.  The 2006 Equity Incentive Plan allows for the issuance of non-qualified options, options intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended, and stock appreciation rights.

The employees participating in the 2006 Equity Incentive Plan receive options and stock appreciation rights under the 2006 Equity Incentive Plan pursuant to individual option and stock appreciation rights agreements, the terms and conditions of which are substantially identical.  Each option agreement provides for the issuance of options to purchase common stock of Berry Group.

At the end of fiscal 2009, there were outstanding options to purchase 796,325 shares of Berry Group’s common stock and stock appreciation rights with respect to 4,678 shares of Berry Group’s common stock.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Stockholders Agreement with Management

We make cash payments to Berry Group to enable it to pay any (i) federal, state or local income taxes to the extent that such income taxes are directly attributable to our and our subsidiaries’ income, (ii) franchise taxes and other fees required to maintain Berry Group’s legal existence and (iii) corporate overhead expenses incurred in the ordinary course of business and salaries or other compensation of employees who perform services for both Berry Group and us.

In connection with the Merger with Covalence, Apollo and Graham Partners (“Graham”) and certain of our employees who invested in Berry Group entered into a stockholders agreement.  The stockholders agreement provides for, among other things, a restriction on the transferability of each such person’s equity ownership in us, tag-along rights, drag-along rights, piggyback registration rights and repurchase rights by us in certain circumstances.

The Company is charged a management fee by Apollo Management VI, L.P., an affiliate of its principal stockholder and Graham Partners, for the provision of management consulting and advisory services provided throughout the year.  The management fee is the greater of $3.0 million or 1.25% of adjusted EBITDA.  In addition, Apollo and Graham have the right to terminate the agreement at any time, in which case Apollo and Graham will receive additional consideration equal to the present value of $21 million less the aggregate amount of annual management fees previously paid to Apollo and Graham, and the employee stockholders will receive a pro rata payment based on such amount.

The Company paid $4.4 million to entities affiliated with Apollo Management, L.P. and $0.6 million to entities affiliated with Graham Partners, Inc. collectively for fiscal 2009.

Certain of our management, stockholders and related parties and its affiliates have independently acquired and hold financial debt instruments of the Company.  During fiscal 2009, interest expense includes $7.5 million related to this debt.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual consolidated financial statements for fiscal 2009 and 2008, and fees for other services rendered by Ernst & Young LLP for fiscal 2009 and 2008.
		2009	2008
Audit fees	(1)	$1.3	$2.3
Audit-related fees	(2)	—	—
Tax fees	(3)	0.3	0.6
All other fees		—	—
		$1.6	$2.9

(1)Audit Fees.  This category includes fees and expenses billed by E&Y for the audits of the Company’s financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. This category also includes services associated with SEC registration statements, periodic reports, and other documents issued in connection with securities offerings.

(2)Audit Related Fees. This category includes fees and expenses billed by E&Y for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees for due diligence, other audit-related accounting and SEC reporting services and certain agreed upon services.

(3)Tax Fees. This category includes fees and expenses billed by E&Y for domestic and international tax compliance and planning services and tax advice.
(4)All Other Fees. There were no other fees billed by E&Y.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit and permissible non-audit services provided by our principal accounting firms in fiscal 2009 and 2008.  Consistent with the Audit Committee’s responsibility for engaging our independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee.  All requests or applications for services to be provided by the independent auditor that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer and must include a detailed description of the services to be rendered.  The Chief Financial Officer will determine whether such services are included within the services that have received pre-approval of the Audit Committee.  The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditor.  Request or applications to provide services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditor and the Chief Financial Officer.  The Chief Financial Officer and management will immediately report to the Audit Committee any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management.  Pursuant to these procedures the Audit Committee approved the audit and permissible non-audit services provided by the principal accounting firms in fiscal 2009 and 2008.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.Financial Statements

The financial statements listed under Item 8 are filed as part of this report.

2.Financial Statement Schedules

Schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

3.Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Berry Plastics Corporation

We have audited the accompanying consolidated balance sheets of Berry Plastics Corporation (a wholly owned subsidiary of Berry Plastics Group, Inc.) as of September 26, 2009 and September 27, 2008, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 26, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berry Plastics Corporation at September 26, 2009 and September 27, 2008 and the consolidated results of its operations and its cash flows for the three years in the period ended September 26, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst and Young LLP

Indianapolis, Indiana
November 24, 2009

                                                                                                                                                                                     Berry Plastics Corporation
Consolidated Balance Sheets
(In Millions of Dollars)

	September 26, 2009	September 27, 2008
Assets
Current assets:
Cash and cash equivalents	$10.0	$189.7
Accounts receivable (less allowance for doubtful accounts of $9.0 and $12.1 at fiscal year end 2009 and 2008, respectively)	333.2	422.5
Inventories:
Finished goods	219.6	306.1
Raw materials and supplies	154.4	194.2
	374.0	500.3
Deferred income taxes	44.0	35.3
Prepaid expenses and other current assets	30.4	49.3
Total current assets	791.6	1,197.1

Property, plant and equipment:
Land	38.9	39.1
Buildings and improvements	173.2	165.3
Equipment and construction in progress	1,126.2	978.5
	1,338.3	1,182.9
Less accumulated depreciation	462.7	320.1
	875.6	862.8

Goodwill, intangible assets and deferred costs	2,538.6	2,662.2
Other assets	195.2	2.0
	2,733.8	2,664.2
Total assets	$4,401.0	$4,724.1

Berry Plastics Corporation
Consolidated Balance Sheets (continued)
(In Millions of Dollars)

	September 26, 2009	September 27, 2008
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$ 229.8	$ 253.8
Accrued expenses and other current liabilities	192.9	206.6
Current portion of long-term debt	17.5	21.4
Total current liabilities	440.2	481.8

Long-term debt, less current portion	3,342.2	3,578.2
Deferred income taxes	194.9	212.3
Other long-term liabilities	102.0	99.9
Total liabilities	4,079.3	4,372.2

Commitments and contingencies

Stockholders' equity:
Parent company investment, net	629.2	617.2
Accumulated deficit	(279.2)	(253.0)
Accumulated other comprehensive loss	(28.3)	(12.3)
Total stockholders’ equity	321.7	351.9
Total liabilities and stockholders' equity	$4,401.0	$4,724.1

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Operations
(In Millions of Dollars)

	Fiscal years ended
	September 26, 2009	September 27, 2008	September 29, 2007
Net sales	$3,187.1	$3,513.1	$3,055.0
Cost of goods sold	2,641.1	3,019.3	2,583.4
Gross profit	546.0	493.8	471.6

Operating expenses:
Selling, general and administrative	325.2	340.0	321.5
Restructuring and impairment charges, net	11.3	9.6	39.1
Other operating expenses	23.7	32.8	43.6
Operating income	185.8	111.4	67.4

Other expense (income)	(30.4)	—	37.3
Interest expense	262.8	262.3	239.8
Interest income	(18.3)	(0.6)	(2.2)
Net loss from continuing operations before income taxes	(28.3)	(150.3)	(207.5)
Income tax benefit	(6.3)	(49.2)	(88.6)
Net loss from continuing operations	(22.0)	(101.1)	(118.9)
Minority interest	—	—	(2.7)
Discontinued operations, net of tax	4.2	—	—
Net loss	$ (26.2)	$ (101.1)	$ (116.2)

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Changes in Stockholders'
Equity and Comprehensive Income (Loss)
(In Millions of Dollars)

	Parent Company Investment, net	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at September 30, 2006	$440.6	$0.2	$(31.2)	$409.6
Stock compensation expense	19.6	—	—	19.6
Net transfers to parent	(102.5)	—	—	(102.5)
Minority interest acquisition	240.4	0.2	(4.5)	236.1
Net loss	—	—	(116.2)	(116.2)	$(116.2)
Currency translation	—	3.7	—	3.7	3.7
Interest rate hedges, net of tax	—	(3.0)	—	(3.0)	(3.0)
Adoption of SFAS No. 158, net of tax	—	2.7	—	2.7	—
Balance at September 29, 2007	598.1	3.8	(151.9)	450.0	(115.5)

Stock compensation expense	19.6	—	—	19.6
Net transfers to parent	(0.5)	—	—	(0.5)
Net loss	—	—	(101.1)	(101.1)	(101.1)
Currency translation	—	(4.7)	—	(4.7)	(4.7)
Interest rate hedges, net of tax	—	(5.0)	—	(5.0)	(5.0)
Defined benefit pension and retiree health benefit plans, net of tax	—	(6.4)	—	(6.4)	(6.4)
Balance at September 27, 2008	617.2	(12.3)	(253.0)	351.9	(117.2)

Stock compensation expense	12.4	—	—	12.4
Net transfers to parent	(0.4)	—	—	(0.4)
Interest rate hedge amortization	—	7.6	—	7.6
Net loss	—	—	(26.2)	(26.2)	(26.2)
Currency translation	—	(16.3)	—	(16.3)	(16.3)
Interest rate hedges, net of tax	—	(3.7)	—	(3.7)	(3.7)
Defined benefit pension and retiree health benefit plans, net of tax	—	(3.6)	—	(3.6)	(3.6)
Balance at September 26, 2009	$629.2	$(28.3)	$(279.2)	$321.7	$(49.8)

See notes to consolidated financial statements.

Berry Plastics Corporation
   Consolidated Statements of Cash Flows
(In Millions of Dollars)

	Fiscal years ended
	September 26, 2009	September 27, 2008	September 29, 2007

Cash Flows from Operating Activities:
Net loss	$(26.2)	$(101.1)	$(116.2)
Adjustments to reconcile net cash from operating activities:
Depreciation and amortization	253.5	256.8	220.2
Non-cash interest expense	36.9	24.6	7.3
Non-cash interest income	(17.6)	—	—
Non-cash compensation	12.4	19.6	19.6
Write-off of deferred financing fees	0.8	—	35.5
Non-cash gain on investment in 10 ¼% Senior Subordinated Notes	(25.9)	—	—
Deferred income taxes (benefit)	(7.8)	(52.7)	(90.4)
Loss on disposal and impairment of fixed assets	7.8	—	18.1
Minority interest	—	—	(2.7)
Discontinued operations, net of income taxes	4.2	—	—
Other non-cash expense	(9.1)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	85.4	(15.4)	2.9
Inventories	122.8	(75.2)	17.6
Prepaid expenses and other assets	16.8	(11.2)	3.8
Accounts payable and other liabilities	(39.6)	(35.6)	21.6
Net cash provided by operating activities	414.4	9.8	137.3

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(194.4)	(162.4)	(99.3)
Proceeds from disposal of assets	3.6	83.0	10.8
Investment in Berry Plastics Group debt securities	(168.8)	—	—
Acquisitions of business, net of cash acquired	(4.6)	(576.2)	(75.8)
Net cash used for investing activities	(364.2)	(655.6)	(164.3)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	4.5	1,388.5	1,233.0
Transfers to parent, net	(0.4)	(0.5)	(102.5)
Repayment of long-term debt	(233.4)	(543.0)	(1,161.2)
Debt financing costs	(0.4)	(26.4)	(9.7)
Sale of interest rate hedges	—	2.4	—
Net cash provided by (used for) financing activities	(229.7)	821.0	(40.4)
Effect of currency translation on cash	(0.2)	(0.1)	(1.1)
Net increase (decrease) in cash and cash equivalents	(179.7)	175.1	(68.5)
Cash and cash equivalents at beginning of period	189.7	14.6	83.1
Cash and cash equivalents at end of period	$10.0	$189.7	$14.6

See notes to consolidated financial statements.

Berry Plastics Corporation
Notes to Consolidated Financial Statements
(In millions of dollars, except as otherwise noted)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Background

Berry Plastics Corporation is one of the world’s leading manufacturer and marketers of plastic packaging products, plastic film products, specialty adhesives and coated products.  Berry Plastics Corporation’s key principal products include containers, drink cups, bottles, closures and overcaps, tubes and prescription containers, trash bags, stretch films, plastic sheeting, and tapes which we sell into a diverse selection of attractive and stable end markets, including food and beverage, healthcare, personal care, quick service and family dining restaurants, custom and retail, agricultural, horticultural, institutional, industrial, construction, aerospace, and automotive.At fiscal year end 2009 and 2008, the Company had over 60 production and manufacturing facilities, primarily located in the United States.

In December 2007, Berry Plastics Holding Corporation completed an internal entity restructuring.  Pursuant to this restructuring, effective December 28, 2007, Berry Plastics Corporation converted to Berry Plastics, LLC and then merged with and into Berry Plastics Holding Corporation.  In addition, Berry Plastics Holding Corporation changed its name to Berry Plastics Corporation (“Berry” or the “Company”).

Basis of Presentation

Berry is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Berry Group”).  Berry Group is primarily owned by affiliates of Apollo Management, L.P. and Graham Partners.  Periods presented in this form 10K include fiscal periods ending September 26, 2009 (“fiscal 2009”), September 27, 2008 (“fiscal 2008”) and September 29, 2007 (“fiscal 2007”). Berry, through its wholly-owned subsidiaries operates in four primary segments:  Rigid Open Top, Rigid Closed Top, Flexible Films, and Tapes and Coatings.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company has evaluated subsequent events through November 24, 2009, which is the date the financial statements were issued.

The Company has recorded expense in our financial statements of $12.4 million, $19.6 million and $19.6 million for the fiscal years ended 2009, 2008 and 2007, respectively, related to stock compensation of Berry Group, management fees of $6.4 million, $6.0 million and $5.9 million for the fiscal years ended 2009, 2008 and 2007, respectively, charged by Apollo and other investors to Berry Group and recorded income taxes to push down the respective amounts that relate to the consolidated or combined operations of the Company.  See Note 11 for further discussion of related party transactions.

Consolidation

The consolidated financial statements include the accounts of Berry Plastics Corporation and its subsidiaries, all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass to the customer (either when the products reach the free-on-board shipping point or destination depending on the contractual terms), there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured.  Provisions for certain rebates, sales incentives, trade promotions, coupons, product returns and discounts to customers are accounted for as reductions in gross sales to arrive at net sales.  In accordance with the Revenue Recognition standards of the Accounting Standards Codification (“Codification” or “ASC”), the Company provides for these items as reductions of revenue at the later of the date of the sale or the date the incentive is offered.  These provisions are based on estimates derived from current program requirements and historical experience.

Shipping, handling, purchasing, receiving, inspecting, warehousing, and other costs of distribution are presented in cost of sales in the statements of operations.  The Company classifies amounts charged to its customers for shipping and handling in net sales in its statement of operations.

Vendor Rebates, Purchases of Raw Materials and Concentration of Risk

The Company receives consideration in the form of rebates from certain vendors.  The Company accrues these as a reduction of inventory cost as earned under existing programs, and reflects as a reduction of cost of goods sold at the time that the related underlying inventory is sold to customers.

The largest supplier of the Company’s total resin material requirements represented approximately 27% of purchases in fiscal 2009.  The Company uses suppliers such as Chevron, DAK Americas, Dow, Dupont, Eastman Chemical, Exxon Mobil, Flint Hills Resources, Georgia Gulf, Lyondell/Bassell, Nova, PolyOne Corp., Sunoco, Total, and Westlaketo meet its resin requirements.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $15.7 million for fiscal 2009, $13.9 million for fiscal 2008, and $11.2 million for fiscal 2007.

Advertising

Advertising costs are expensed when incurred and are included in Operating expenses on the Consolidated Statements of Operations.  The Company incurred advertising costs of $1.3 million in fiscal 2009, $0.7 million in fiscal 2008 and $1.1 million in fiscal 2007.

Stock-Based Compensation

The compensation guidance of the FASB requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models.  The share-based compensation cost is measured based on the fair value of the equity or liability instruments issued.  At fiscal year end 2009, the Company has one share-based compensation plan, the 2006 Equity Incentive Plan, which is more fully described in Note 12.  In connection with the merger with Covalence, prior to the granting of the special one-time dividend discussed in Note 12, the Company amended the terms of the plan to allow both vested and nonvested option holders to receive the dividend either immediately (in the case of vested holders) or after a two-year vesting period (in the case of nonvested holders).

In December 2008, the Executive Committee of Berry Group modified the vesting provisions related to amounts being held in escrow.  This resulted in the immediate vesting and accelerating the recognition of the remaining unrecorded stock compensation expense of $11.4 million in selling, general and administrative expenses recorded in the first fiscal quarter of 2009.  The Company has continued to make stock option grants under the 2006 Equity Incentive Plan subsequent to the special one-time dividend.  The Company recognized $1.0 million in stock compensation expense primarily related to stock option awards granted after the amendment and special one-time dividend, resulting in total stock compensation expense of $12.4 million for fiscal 2009.  The Company recorded $19.6 million in stock compensation expense for each of the fiscal years ended 2008 and 2007.

The Company utilizes the Black-Scholes option valuation model for estimating the fair value of the stock options.  The model allows for the use of a range of assumptions.  Expected volatilities utilized in the Black-Scholes model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields.  The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant.  The expected lives of the grants are derived from historical experience and expected behavior.  The fair value for options granted have been estimated at the date of grant using a Black-Scholes model, with the following weighted average assumptions:

	Fiscal year
	2009	2008	2007
Risk-free interest rate	1.7-2.5%	2.7-4.2%	4.5 – 4.9%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	.36 - .37	.31 - .34	.20 - .45
Expected option life	5 years	5 years	3.73 – 6.86 years

Foreign Currency

For the non-U.S. subsidiaries that account in a functional currency other than U.S. Dollars, assets and liabilities are translated into U.S. Dollars using period-end exchange rates.  Sales and expenses are translated at the average exchange rates in effect during the period.  Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income (loss) within stockholders’ equity.  Gains and losses resulting from foreign currency transactions, the amounts of which are not material in any period presented are included in Consolidated Statements of Operations.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less from the time of purchase are considered to be cash equivalents.

Investment Policy

All of our material investments are classified as held-to-maturity. The Company makes investments in securities for strategic purposes or for long-term returns on cash.  The Company evaluates the investment guidance of the Financial Accounting Standard Board ("FASB") in determining how to classify our securities.  We have the intent and ability to hold the security to maturity.  Held-to-maturity securities are stated at amortized cost and with any discount being accreted under the effective interest method to interest income.  The Company has recorded these investments in Other assets in the Consolidated Balance Sheet.See Note 11 for further discussion of investments.

Allowance for Doubtful Accounts

The Company’s accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectibility.  The determinations are based on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of the credit representatives.  Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible.  The Company maintains additional reserves based on its historical bad debt experience.  Additionally, the allowance for doubtful accounts includes a reserve for cash discounts that are offered to some customers for prompt payment.  The following table summarizes the activity for the fiscal years 2009, 2008 and 2007 for the allowance for doubtful accounts:

	2009	2008	2007
Balance at beginning of period	$12.1	$11.3	$9.6
Acquired allowance (Captive and Mac)	—	1.0	—
Charged to sales deductions, costs and expenses, net	(3.3)	0.3	0.1
Deductions and currency translation	0.2	(0.5)	1.6
Balance at end of period	$9.0	$12.1	$11.3

Inventories

Inventories are stated at the lower of cost or market and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts inventory is charged to manufacturing overhead expense when incurred.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  Our reserve for inventory obsolescence was $13.1 million and $19.3 million as of fiscal year 2009 and 2008, respectively.

Property, Plant and Equipment

Property and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 25 years for buildings and improvements and two to 10 years for machinery, equipment, and tooling.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  Depreciation expense totaled $158.2 million, $164.1 million and $142.6 million for fiscal years ended 2009, 2008, and 2007, respectively.  The Company capitalized interest of $2.4 million, $2.3 million and $1.5 million in fiscal 2009, 2008 and 2007, respectively.

Long-lived Assets

Long-lived assets, including property, plant and equipment and definite lived intangible assets are reviewed for impairment in accordance with the Property, Plant and Equipment standard of the ASC whenever facts and circumstances indicate that the carrying amount may not be recoverable.  Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life.  If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations.  Fair value is determined based upon discounted cash flows or appraisals as appropriate.  Long-lived assets that are held for sale are reported at the lower of the assets’ carrying amount or fair value less costs related to the assets’ disposition.  In connection with our facility rationalizations, we recorded impairment charges totaling $7.8 million and $18.1 million to write-down fixed assets to their net realizable valuables during fiscal years 2009 and 2007, respectively.  The Company did not record any impairment charges for fiscal 2008.

Goodwill

The Company follows the principles provided by the Goodwill and Other Intangibles standard of the ASC. Goodwill is not amortized but rather tested annually for impairment. The Company performs their annual impairment test on the first day of the fourth quarter in each respective fiscal year.  The Company’s five reporting units are contained within our four operating segments, Rigid Open Top, Rigid Closed Top, Flexible Films and Tapes and Coatings under the Segment Reporting standard of the ASC. Based on the fact that each reporting unit constitutes a business, has discrete financial information with similar economic characteristics, and the operating results of the component are regularly reviewed by management, the Company applies the provisions set forth by the guidance of the Goodwill and Other Intangibles standard of the ASC and performs the necessary goodwill impairment tests at the reporting unit level.  We completed the annual impairment test of goodwill and noted no impairment.

The changes in the carrying amount of goodwill by reportable segment are as follows (in millions):

	Rigid	Rigid	Flexible	Tapes and
	Open Top	Closed Top	Films	Coatings	Total
Balance at fiscal year end 2007	$646.3	$456.2	$23.7	$5.8	$1,132.0
Goodwill from acquisitions	—	317.7	(0.4)	—	317.3
Balance at fiscal year end 2008	$646.3	$773.9	$23.3	$5.8	$1,449.3

Adjustment for income taxes	—	—	(6.5)	(5.8)	(12.3)
Foreign currency translation adjustment	—	(3.6)	—	—	(3.6)
Goodwill from divestitures	—	(2.2)	—	—	(2.2)
Balance at fiscal year end 2009	$646.3	$768.1	$16.8	$—	$1,431.2

Deferred Financing Fees

Deferred financing fees are being amortized to interest expense using the effective interest method over the lives of the respective debt agreements.

Intangible Assets

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 11 to 20 years.  Technology intangibles are being amortized using the straight-line method over the estimated life of the technology which is 11 years.  License intangibles are being amortized using the straight-line method over the life of the license which is 10 years.  Patent intangibles are being amortized using the straight-line method over the shorter of the estimated life of the technology or the patent expiration date ranging from ten to twenty years, with a weighted-average life of 15 years.  The Company evaluates the remaining useful life of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the remaining useful life.  Trademarks that are expected to remain in use, which are indefinite lived intangible assets, are required to be reviewed for impairment annually.  We completed the annual impairment test of tradenames and noted no impairment.

Insurable Liabilities

The Company records liabilities for the self-insured portion of workers’ compensation, health, product, general and auto liabilities.  The determination of these liabilities and related expenses is dependent on claims experience.  For most of these liabilities, claims incurred but not yet reported are estimated by utilizing actuarial valuations based upon historical claims experience.

Income Taxes

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns.  Income taxes are recognized during the period in which the underlying transactions are recorded.  Deferred taxes, with the exception of non-deductible goodwill, are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws.  If the Company determines that a deferred tax asset arising from temporary differences is not likely to be utilized, the Company will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company recognizes uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company’s effective tax rate is dependent on many factors including:  the impact of enacted tax laws in jurisdictions in which the Company operates; the amount of earnings by jurisdiction, due to varying tax rates in each country; and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that will be remitted to the U.S.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (losses).  Other comprehensive income (losses) includes unrealized gains or losses resulting from currency translations of foreign subsidiaries, changes in the value of our derivative instruments and adjustments to the pension liability.

Accrued Rebates

The Company offers various rebates to customers in exchange for purchases.  These rebate programs are individually negotiated with customers and contain a variety of different terms and conditions.  Certain rebates are calculated as flat percentages of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  The Company uses all available information when calculating these reserves.  The accrual for customer rebates was $43.9 million and $51.5 million at the end of fiscal 2009 and 2008, respectively and is included in Accrued expenses and other current liabilities.

Pension

Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets.  Retiree medical plan costs include assumptions for the discount rate, retirement age, and health-care-cost trend rates.  Periodically, the Company evaluates the discount rate and the expected return on plan assets in its defined benefit pension and retiree health benefit plans.  In evaluating these assumptions, the Company considers many factors, including an evaluation of the discount rates, expected return on plan assets and the health-care-cost trend rates of other companies; historical assumptions compared with actual results; an analysis of current market conditions and asset allocations; and the views of advisers.  As further discussed in Note 9, the Company adopted guidance of the Compensation standard of the ASC effective September 29, 2007.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of sales and expenses.  Significant estimates in these financial statements include restructuring charges and credits, allowances for doubtful accounts receivable, estimates of future cash flows associated with long-lived assets, useful lives for depreciation and amortization, loss contingencies and net realizable value of inventories, revenue credits, vendor rebates, income taxes and tax valuation reserves and the determination of discount and other rate assumptions for pension and postretirement employee benefit expenses.  Actual results could differ materially from these estimates.  Changes in estimates are recorded in results of operations in the period that the event or circumstances giving rise to such changes occur.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance that establishes the FASB Codification as the single source of authoritative United States accounting and reporting standards applicable for all non-government entities, with the exception of guidance promulgated by the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. We implemented the guidance effective in fiscal 2009.

In December 2007, the FASB issued authoritative guidance that establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition. In April 2009, the FASB issued an amendment to amend and clarify the guidance on business combinations to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of the guidance on business combinations to determine whether the contingency should be recognized at the acquisition date or after it. The guidance is effective for business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008, which is effective for us in fiscal 2010. For any acquisitions completed after fiscal 2009, we expect the adoption of the guidance will have an impact on our consolidated financial statements; however, the magnitude of the impact will depend upon the nature, terms and size of the acquisitions we consummate.

In December 2007, the FASB issued authoritative guidance that establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  The guidance is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008. We will implement the new standard effective in fiscal 2010. We do not believe that the adoption of the guidance will have a material effect on our consolidated financial statements.

In March 2008, the FASB issued authoritative guidance for disclosures about derivative instruments and hedging activities. The guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's results of operations. The Company adopted the disclosure provisions of the guidance as of December 27, 2008.  The adoption did not have an impact on the Company's financial position, results of operations or cash flows. The disclosure provision is included in Note 4.

In May 2009, the FASB issued authoritative guidance that was effective June 15, 2009 and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is currently effective for us and the adoption of the guidance did not have a material effect on our consolidated financial statements. We evaluated subsequent events through November 24, 2009, the date our financial statements were issued.

2. Acquisitions and Divestitures

The Company maintains a selective and disciplined acquisition strategy, which is focused on improving our long term financial performance, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line.  Most businesses we have acquired had profit margins that are lower than that of our existing business, which resulted in a temporary decrease in our margins.  The Company has historically achieved significant reductions in manufacturing and overhead costs of acquired companies by introducing advanced manufacturing processes, exiting low-margin businesses or product lines, reducing headcount, rationalizing facilities and machinery, applying best practices and capitalizing on economies of scale.  In connection with our acquisitions, we have in the past and may in the future incur charges related to these reductions and rationalizations.

The Company has a long history of acquiring and integrating companies.  The Company has been able to achieve these synergies by eliminating duplicative costs and rationalizing facilities and integrating the production into the most efficient operating facility.  While the expected benefits on earnings are estimated at the commencement of each transaction, once the execution of the plan and integration occur, the Company is generally unable to accurately estimate or track what the ultimate effects on future earnings have been due to systems integrations and movement of activities to multiple facilities.  The historical business combinations have not allowed the Company to accurately separate realized synergies compared to what was initially identified during the due diligence phase of each acquisition.

Acquisition of Minority Interest of Berry and Covalence

On April 3, 2007, shares of old Berry Plastics Group, Inc. and CSM Holding were exchanged for shares in Group.  The minority shareholders and management held ownership interests of 28% and 5% for old Berry Plastics Group, Inc and

CSM Holding, respectively. The acquisition of these ownership interests was accounted for under the purchase method of accounting and pushed-down to the Company as disclosed in detail in the fiscal 2008 Form 10k.

Rollpak Acquisition Corp.

On April 11, 2007, the Company completed its acquisition of 100% of the outstanding common stock of Rollpak Acquisition Corporation, which is the sole stockholder of Rollpak.  Rollpak is a flexible film manufacturer located in Goshen, Indiana with annual net sales of approximately $50.0 million in calendar 2006 sales.  The purchase price was funded utilizing cash on hand.  The Rollpak acquisition has been accounted for under the purchase method of accounting,

Sale of UK Operations

On April 10, 2007, the Company sold its wholly owned subsidiary, Berry Plastics UK Ltd., to Plasticum Group N.V. for approximately $10.0 million.  At the time of the sale, the annual net sales of this business were less than $9.0 million.

MAC Closures, Inc.

On December 19, 2007, the Company acquired 100% of the outstanding common stock of MAC, a plastic cap and closure manufacturer located in Waterloo, Quebec for approximately CN$72.0 million.  MAC is a fully integrated manufacturer of injection molded plastic caps and closures primarily serving the pharmaceutical, nutraceutical, personal care, amenity, and household and industrial chemical industries with 2007 calendar year sales of $37.1 million.  MAC manufactures stock and custom products for U.S. and Canadian based private and national brand owners, distributors and other packaging suppliers and is included in our closed top segment.  The purchase price was funded utilizing cash on hand from the sale-leaseback transaction discussed elsewhere in this Form 10-K.  The MAC acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to working capital and fixed assets with any excess allocated to goodwill.  The Company established opening balance sheet reserves of $1.2 million related to the shutdown of the Oakville, Ontario facility and related severance costs.  This shutdown was completed in fiscal 2009.  Pro forma results have not been presented, as they do not differ materially from reported historical results.

Captive Holdings, LLC

On February 5, 2008, the Company completed its purchase of the outstanding capital stock of Captive Holdings, Inc., the parent company of Captive.  Pursuant to a Stock Purchase Agreement dated December 21, 2007 and amended on January 25, 2008, the aggregate purchase price was approximately $500.0 million, subject to certain post-closing upward or downward adjustments.  Captive manufactures blow-molded bottles and injection-molded closures for the food, healthcare, spirits and personal care end markets and is included in the Company’s Rigid Closed Top segment.  To finance the purchase, Berry used the proceeds from a $520.0 million bridge loan facility which was subsequently retired with the issuance of the Senior Secured First Priority Notes.  A portion of the goodwill is deductible for tax purposes.  The following table summarizes the final allocation of purchase price and the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Working capital	$39.5
Property plant and equipment	73.1
Intangible assets	159.0
Goodwill	281.4
Long-term liabilities	(48.5)
Net assets acquired	$504.5

The impact of recording inventory at fair value resulted in the Company recording a charge of $4.5 million in cost of goods sold in fiscal 2008.  The Company established opening balance sheet reserves associated with the Captive Plastics acquisition of $2.4 million for the facility shut down of which $1.5 million is expected to be paid in future periods.

Acquisition of Assets of Erie County Plastics Corporation

In November 2008, the Company was the successful bidder to acquire certain assets of Erie County Plastics Corporation, a custom injection molder of plastics packaging and components for $4.6 million.  Erie Plastics previously filed for bankruptcy protection on September 29, 2008.  The Company funded the acquisition of these assets with cash from operations.

Sale of Capsol Berry Plastics S.p.a.

In March 2009, the Company sold Capsol Berry Plastics S.p.a.  This business generated annual net sales of approximately $17.0 million and was included in our Rigid Closed Top segment.  The sale resulted in a net loss of $4.2 million, net of tax, which is included in Discontinued operations.  The impact on other periods presented were not material.

3.  Long-Term Debt

Long-term debt consists of the following as of fiscal year end 2009 and 2008:

	Maturity Date	2009	2008
Term loan	April 3, 2015	$1,173.0	$1,185.0
Revolving line of credit	April 3, 2013	69.0	257.1
First Priority Senior Secured Floating Rate Notes	February 15, 2015	680.6	680.6
Debt discount on First Priority Notes		(15.1)	(18.0)
Second Priority Senior Secured Fixed Rate Notes	September 15, 2014	525.0	525.0
Second Priority Senior Secured Floating Rate Notes	September 15, 2014	225.0	225.0
11% Senior Subordinated Notes	September 15, 2016	454.6	441.2
10 ¼% Senior Subordinated Notes	March 1, 2016	215.3	265.0
Capital leases and other	Various	32.3	38.7
		3,359.7	3,599.6
Less current portion of long-term debt		(17.5)	(21.4)
		$3,342.2	$3,578.2

Senior Secured Credit Facility

In connection with the merger with Covalence, the Company entered into senior secured credit facilities that include a term loan in the principal amount of $1,200.0 million term loan and a revolving credit facility (“Credit Facility”) which provides $381.7 million asset based revolving line of credit, net of defaulting lenders.  The Credit Facility provides borrowing availability equal to the lesser of (a) $381.7 million, net of defaulting lenders or (b) the borrowing base, which is a function, among other things, of the Company’s accounts receivable and inventory.  The term loan matures on April 3, 2015 and the revolving credit facility matures on April 3, 2013.  The Company recorded a $37.1 million loss in connection with this new credit facility, when the existing Covalence debt was exchanged.  This loss is included in Other expense on the our Consolidated Statement of Operations for fiscal 2007.

The borrowings under the senior secured credit facilities bear interest at a rate equal to an applicable margin plus, as determined at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Credit Suisse, Cayman Islands Branch, as administrative agent, in the case of the term loan facility or Bank of America, N.A., as administrative agent, in the case of the revolving credit facility and (2) the U.S. federal funds rate plus 1/2 of 1% or (b) LIBOR (0.28% and 0.52% for the term loan and the revolving line of credit, respectively, at fiscal year end 2009) determined by reference to the costs of funds for eurodollar deposits in dollars in the London interbank market for the interest period relevant to such borrowing Bank Compliance for certain additional costs.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.00% to 1.75% and for the term loan is 2.00%.  The initial applicable margin for base rate borrowings under the revolving credit facility is 0% and under the term loan is 1.00%.

The term loan facility requires minimum quarterly principal payments of $3.0 million for the first eight years, which commenced in June 2007, with the remaining amount payable on April 3, 2015. In addition, the Company must prepay the outstanding term loan, subject to certain exceptions, with (1) beginning with the Company’s first fiscal year after the closing, 50% (which percentage is subject to a minimum of 0% upon the achievement of certain leverage ratios) of excess cash flow (as defined in the credit agreement); and (2) 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if the Company does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months, subject to certain limitations.

In addition to paying interest on outstanding principal under the senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facilities in respect of the unutilized commitments thereunder at a rate equal to 0.25% to 0.35% per annum depending on the average daily available unused borrowing capacity. The Company also pays a customary letter of credit fee, including a fronting fee of 0.125% per annum of the stated amount of each outstanding letter of credit, and customary agency fees.

The Company may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to eurodollar loans.  The senior secured credit facilities contain various restrictive covenants that, among other things and subject to specified exceptions, prohibit the Company from prepaying other indebtedness, and restrict its ability to incur indebtedness or liens, make investments or declare or pay any dividends.  All obligations under the senior secured credit facilities are unconditionally guaranteed by Berry Group and, subject to certain exceptions, each of the Company’s existing and future direct and indirect domestic subsidiaries. The guarantees of those obligations are secured by substantially all of the Company’s assets as well as those of each domestic subsidiary guarantor.

The Company’s fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At the end of fiscal 2009, the Company had unused borrowing capacity of $279.0 million under the revolving credit facility subject to a borrowing base and thus was not subject to the minimum fixed charge coverage ratio covenant.  The fixed charge ratio was 1.0 to 1.0, at the end of fiscal 2009.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.7 to 1.0 at the end of fiscal 2009.

At fiscal year end 2009, there was $69.0 million outstanding on the revolving line of credit and $33.7 million in letters of credit outstanding.  At fiscal year end 2009, the Company had unused borrowing capacity of $279.0 million (net of defaulting lenders) under the revolving line of credit subject to the solvency of the Company’s lenders to fund their obligations and the Company’s borrowing base calculations.

Senior Secured First Priority Notes

On April 21, 2008 the Company completed a private placement of $680.6 million, aggregate principal amount of senior secured first priority notes which mature on February 15, 2015 (“First Priority Notes”).  The Company received gross proceeds of $661.4 million, before expenses, and repaid the outstanding borrowings under the senior secured bridge loan that was used to finance and pay costs related to the Company’s acquisition of Captive and to repay amounts outstanding under the Company’s Credit Facility as well as to pay fees and expenses related to the offering.   Interest on the First Priority Notes accrues at a rate per annum, reset quarterly, equal to LIBOR (0.28% at fiscal year end 2009) plus 4.75%. Interest on these notes are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, which commenced July 15, 2008.  The First Priority Notes are guaranteed on a senior secured basis by all of the Company’s existing and future domestic subsidiaries, subject to certain exceptions and will include all of the Company’s subsidiaries that guarantee the Company’s obligations under its Credit Facility.  The Senior Secured First Priority Notes

and the guarantees are secured on a first-priority basis by a lien on the assets that secure the Company’s obligations under its senior secured credit facilities, subject to certain exceptions.  The Company was in compliance with all covenants at fiscal year end 2009.

Second Priority Senior Secured Notes

On September 20, 2006, the Company issued $750.0 million of second priority senior secured notes (“Second Priority Notes”) comprised of (1) $525.0 million aggregate principal amount of 8⅞% second priority fixed rate notes (“Fixed Rate Notes”) and (2) $225.0 million aggregate principal amount of second priority senior secured floating rate notes (“Floating Rate Notes”).  The Second Priority Notes mature on September 15, 2014.  Interest on the Fixed Rate Notes is due semi-annually on March 15 and September 15. The Floating Rate Notes bear interest at a rate of LIBOR (0.28% at end of fiscal 2009) plus 3.875% per annum, which resets quarterly.  Interest on the Floating Rate Notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year.

The Second Priority Notes are secured by a second priority security interest in the collateral granted to the collateral agent under the Credit Facility for the benefit of the holders and other future parity lien debt that may be issued pursuant to the terms of the indenture.  These liens will be junior in priority to the liens on the same collateral securing the Credit Facility and to all other permitted prior liens.  The Second Priority Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by each domestic subsidiary that guarantees the Credit Facility.  The Second Priority Notes contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of subsidiaries, to incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and make dividend and other restricted payments.

On or after September 15, 2010 and 2008, the Company may redeem some or all of the Fixed Rate Notes and Floating Rate Notes, respectively, at specified redemption prices.  If a change of control occurs, the Company must give holders of the Second Priority Notes an opportunity to sell their notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest.  The Company was in compliance with all covenants at fiscal year end 2009.

11% Senior Subordinated Notes

On September 20, 2006, the Company issued $425.0 million in aggregate principal amount of 11% Senior Subordinated Notes to Goldman, Sachs and Co. in a private placement that is exempt from registration under the Securities Act.  The 11% Senior Subordinated Notes are unsecured, senior subordinated obligations and are guaranteed on an unsecured, senior subordinated basis by each of our subsidiaries that guarantee the Credit Facility and the Second Priority Notes.  The 11% Senior Subordinated Notes mature in 2016 and bear interest at a rate of 11% per annum.  Such interest is payable quarterly in cash; provided, however, that on any quarterly interest payment date on or prior to the third anniversary of the issuance, the Company can satisfy up to 3% of the interest payable on such date by capitalizing such interest and adding it to the outstanding principal amount of the 11% Senior Subordinated Notes.  The Company issued an additional $13.4 million, $13.0 million and $3.2 million aggregate principal amount of outstanding notes in fiscal 2009, 2008 and 2007, respectively, in satisfaction of its interest obligations.

The 11% Senior Subordinated Notes may be redeemed at the Company’s option under circumstances and at redemption prices set forth in the indenture.  Upon the occurrence of a change of control, the Company is required to offer to repurchase all of the 11% Senior Subordinated Notes.  The indenture sets forth covenants and events of default that are substantially similar to those set forth in the indenture governing the Second Priority Notes.  The 11% Senior Subordinated Notes contain additional affirmative covenants and certain customary representations, warranties and conditions.  The Company was in compliance with all covenants at fiscal year end 2009.

10 ¼% Senior Subordinated Notes

In connection with Apollo’s acquisition of Covalence, Covalence issued $265.0 million of 10 ¼% Senior Subordinated Notes due March 1, 2016.  The notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness that does not contain similar subordination provisions.  No principal payments are required with respect to the 10 ¼% Senior Subordinated Notes prior to maturity.  Interest on the 10 ¼% Senior Subordinated Notes is due semi-annually on March 1 and September 1.

In fiscal 2009, BP Parallel LLC, a non-guarantor subsidiary of the Company, purchased $49.7 million of 10 ¼% Senior Subordinated Notes for $24.5 million in cash, plus accrued interest.  The repurchase resulted in a net gain of $25.1 million, which is in Other income in our Consolidated Statements of Operations.  The Company funded the purchases with cash on hand.

The indenture relating to the notes contain a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and the ability of its restricted subsidiaries to incur indebtedness or issue disqualified stock or preferred stock, pay dividends or redeem or repurchase stock, make certain types of investments, sell assets, incur certain liens, restrict dividends or other payments from subsidiaries, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of the Company’s assets.  The Company was in compliance with all covenants at fiscal year end 2009.

Future maturities of long-term debt as of fiscal year end 2009 are as follows:

2010	$17.5
2011	16.8
2012	16.7
2013	86.1
2014	766.7
Thereafter	2,471.0
$3,374.8

Interest paid was $236.3 million in fiscal 2009, $231.7 million in fiscal 2008, and $223.8 million in fiscal 2007.

4. Financial Instruments and Fair Value Measurements

As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates and resin prices.  For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  To the extent hedging relationships are found to be effective, as determined by FASB guidance, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item are recorded to Accumulated other comprehensive loss. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements.

Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings.  Forward contracts on plastic resin, the Company’s primary raw material, are entered into to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process.

Cash Flow Hedging Strategy
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction and in the same line item associated with the transaction and in the same period or periods during which the hedged transaction affects earnings.  The Company’s forward derivative agreements related to resin contracts are currently immaterial.

In August 2007, the Company entered into two separate interest rate swap transactions to protect $600.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreements became effective in November 2007.  The first agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expired on November 5, 2009.  The second agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expires on November 5, 2010.  The counterparty to these agreements is a global financial institution.

On January 22, 2008, the Company entered into an interest rate swap transaction to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreement became effective February 5, 2008.  The swap agreement had a notional amount of $300.0 million and swaped three month variable LIBOR contracts for a fixed three year rate of 2.962%.  On April 23, 2008, the Company elected to settle this derivative instrument and received $2.4 million on April 25, 2008 as a result of this settlement.  The offset is included in Accumulated other comprehensive loss and is being amortized to Interest expense through February 5, 2011, the original term of the swap agreement.

The Company’s term loan gives the option to elect different interest rate reset options.  On November 5, 2008, the Company began and continues to utilize 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection to this alternative rate has resulted in the Company losing hedge accounting on both of the interest rate swaps entered into in August 2007.  The Company has recorded all subsequent changes in fair value from November 5, 2008 to fiscal year end 2009 in the statement of operations and is amortizing the previously recorded unrealized loss in Accumulated other comprehensive loss to Interest expense through the end of the respective swap agreement.

As discussed above, the Company entered into three interest rate swap transactions in 2007 and 2008, and initially designated these hedges as cash flow hedges under guidance of the Derivatives and Hedging standard of the ASC.  The Company settled one of these instruments in April 2008 and is amortizing the remaining balance from Accumulated other comprehensive loss to Interest expense.  The remaining two hedges were accounted as cash flow hedges through November 5, 2008, at which time the Company determined the swaps no longer qualified as a cash flow hedge.  The balance in Accumulated other comprehensive loss is being amortized to Interest expense and the future changes in the derivative value are being recorded in Other income.

	Liability Derivatives
Derivatives not designated as hedging instruments under Statement 133	Balance Sheet Location	2009	2008
Interest rate swaps	Other LT liabilities	$13.5	$15.0
	Accrued expense and other current liabilities	1.4	―
		$14.9	$15.0

The effect of the derivative instruments on the Consolidated Statements of Operations for the year ended 2009, are as follows:

Derivatives not designated as hedging instruments under Statement 133	Income Statement Location	2009

Interest rate swaps	Other income	$(5.7)
	Interest expense	$12.9

Effective September 28, 2008, the Company adopted the fair value disclosure of financial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Financial Instruments section of the ASC permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value.  We have not elected to measure any financial assets or financial liabilities at fair value that were not previously required to be measured at fair value.

The Fair Value Measurements and Disclosures section of the Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value.  This section also establishes a three-level hierarchy (Level 1, 2 or 3) for fair value measurements based upon the observability of inputs to the valuation of an asset or liability as of the measurement date.  This section also requires the consideration of the counterparty’s or the Company’s nonperformance risk when assessing fair value.

The Company's interest rate swap liabilities fair value was determined using Level 2 inputs as other significant observable inputs were available.

The Company’s financial instruments consist primarily of cash and cash equivalents, investments, long-term debt, interest rate swap agreements and capital lease obligations.  The fair value of our investments exceeded book value at fiscal year end 2009, by $96.6 million.  The following table summarizes our long-term indebtedness for which the book value was in excess of the fair value:

	2009	2008
Term loan	$ 134.9	$ 201.6
First Priority Senior Secured Floating Rate Notes	49.3	68.1
Second Priority Senior Secured Fixed Rate Notes	28.9	115.5
Second Priority Senior Secured Floating Rate Notes	54.0	69.8
11% Senior Subordinated Notes	63.6	119.1
10 ¼% Senior Subordinated Notes	30.1	84.8

5.  Goodwill, Intangible Assets and Deferred Costs

The following table sets forth the gross carrying amount and accumulated amortization of the Company’s goodwill, intangible assets and deferred costs as of the fiscal year end 2009 and 2008:

	2009	2008	Amortization Period
Deferred financing fees	$ 68.8	$ 69.3	Respective debt
Accumulated amortization	(23.9)	(15.5)
Deferred financing fees, net	44.9	53.8

Goodwill	1,431.2	1,449.3	Indefinite lived

Customer relationships	1,031.5	1,033.0	11 – 20 years
Trademarks	265.0	265.2	Indefinite lived
Other intangibles	53.4	53.3	10-20 years
Accumulated amortization	(287.4)	(192.4)
Intangible assets, net	1,062.5	1,159.1
Total Goodwill, Intangible Assets and Deferred Costs	$2,538.6	$2,662.2

Future amortization expense for definite lived intangibles at fiscal year end 2009 for the next five fiscal years is $90.7 million, $85.0 million, $80.0 million, $75.1 million and $70.7 million each year for fiscal years ending 2010, 2011, 2012,

2013, and 2014, respectively.  Recognized amortization expense totaled $95.3 million, $92.7 million and $77.6 million in fiscal years ended 2009, 2008 and 2007.

6. Lease and Other Commitments and Contingencies

The Company leases certain property, plant and equipment under long-term lease agreements.  Property, plant and equipment under capital leases are reflected on the Company’s balance sheet as owned.  The Company did not enter into any new capital leases during fiscal 2009 and entered into new capital lease obligations totaling $28.9 million and $3.7 million during fiscal 2008 and 2007, respectively, with various lease expiration dates through 2015.  Assets under operating leases are not recorded on the Company’s balance sheet.  Operating leases expire at various dates in the future with certain leases containing renewal options.  The Company had minimum lease payments or contingent rentals of approximately $8.2 million and asset retirement obligations of $7.2 million at fiscal year end 2009.  The Company had minimum lease payments or contingent rentals of approximately $7.5 million and asset retirement obligations of $6.7 million at fiscal year end 2008.  Total rental expense from operating leases was $56.4 million, $58.3 million and $44.2 million for fiscal years ended 2009, 2008 and 2007, respectively.

Future minimum lease payments for capital leases and noncancellable operating leases with initial terms in excess of one year as of fiscal year end 2009, are as follows:

	Capital Leases	Operating Leases
2010	$7.3	$47.0
2011	6.1	43.6
2012	5.8	36.4
2013	5.9	28.0
2014	5.1	20.3
Thereafter	6.8	112.4
	37.0	$287.7
Less: amount representing interest	(8.4)
Present value of net minimum lease payments	$28.6

On December 19, 2007, the Company entered into a sale-leaseback transaction pursuant to which it sold its manufacturing facilities located in Baltimore, Maryland; Evansville, Indiana; and Lawrence, Kansas. The Company received proceeds of $83.0 million and used these proceeds to repay non-recourse debt on its Evansville, Indiana facility of $7.9 million and transaction costs of $0.9 million. This resulted in the Company receiving net proceeds of $74.2 million which were utilized to fund the acquisition of MAC Closures, Inc. The sale-leaseback transaction resulted in the Company realizing a deferred gain of $41.8 million which will be offset against the future lease payments over the life of the respective leases.

The Company is party to various legal proceedings involving routine claims which are incidental to its business.  Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to its financial position, results of operations or cash flows.  The Company has various purchase commitments for raw materials, supplies and property and equipment incidental to the ordinary conduct of business.

7.  Accrued Expenses and Other Current Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities as of fiscal year end 2009 and 2008.

	2009	2008
Employee compensation, payroll and other taxes	$ 80.1	$ 62.3
Interest	17.7	27.8
Restructuring	2.8	4.1
Rebates	43.9	51.5
Other	48.4	60.9
	$192.9	$206.6

8.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. federal and state income taxes.  The Company’s effective tax rate is dependent on many factors including:  the impact of enacted tax laws in jurisdictions in which the Company operates; the amount of earnings by jurisdiction, due to varying tax rates in each country; and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that have been included in U.S. taxable income (loss) under the Subpart F rules.

Significant components of income tax benefit for the fiscal years ended 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Current
United States
Federal	$ —	$ —	$ —
State	1.4	0.9	0.7
Non-U.S.	0.1	2.6	1.0
Current income tax provision	1.5	3.5	1.7
Deferred:
United States
Federal	(6.5)	(44.3)	(70.8)
State	(0.7)	(2.9)	(19.8)
Non-U.S.	(0.6)	(5.5)	0.3
Deferred income tax benefit	(7.8)	(52.7)	(90.3)
Benefit for income taxes	$(6.3)	$(49.2)	$(88.6)

U.S. loss from continuing operations before income taxes was $(15.0) million, $(139.9) million and $(204.6) million for the fiscal years ended 2009, 2008 and 2007, respectively.  Non-U.S. loss from continuing operations before income taxes was $(13.3) million, $(10.4) million and $(2.9) million for the fiscal years ended 2009, 2008 and 2007, respectively.

The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s benefit for income taxes on continuing operations for the fiscal years ended 2009, 2008, and 2007 are as follows:

	2009	2008	2007
U.S. Federal income tax benefit at the statutory rate	$(9.9)	$(52.6)	$(72.6)
Adjustments to reconcile to the income tax provision:
U.S. state income tax benefit	(1.0)	(3.3)	(10.4)
Permanent differences	0.2	0.6	0.5
Changes in State effective tax rate	—	—	(10.9)
Changes in Valuation Allowance – Foreign	3.2	2.8	2.3
Rate differences between U.S. and Foreign	1.2	0.9	(0.4)
Sub F income	—	2.8	—
Other	—	(0.4)	2.9
Benefit for income taxes	$(6.3)	$(49.2)	$(88.6)

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability at fiscal year end 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$ 3.1	$ 2.0
Deferred gain on sale-leaseback	15.4	13.9
Accrued liabilities and reserves	42.8	31.7
Inventories	5.9	6.8
Net operating loss carryforward	195.5	183.3
Alternative minimum tax (AMT) credit carryforward	7.4	7.4
Others	3.6	13.8
Total deferred tax assets	273.7	258.9
Valuation allowance	(8.2)	(5.0)
Total deferred taxes, net of valuation allowance	265.5	253.9
Deferred tax liabilities:
Property and equipment	85.4	76.3
Intangible assets	323.8	351.4
Debt extinguishment	7.2	—
Others	—	3.1
Total deferred tax liabilities	416.4	430.9
Net deferred tax liability	$ (150.9)	$ (177.0)

As of fiscal year end 2009, the Company had foreign net operating loss carryforwards of $42.0 million.  In the U.S. the Company had approximately $485.3 million of Federal net operating loss carryforwards.  The Federal net operating loss carryforwards will expire in future years beginning 2021.  AMT credit carryforwards of $7.4 million are available to the Company indefinitely to reduce future years’ federal income taxes.

The Company believes that it will not generate sufficient future taxable income to realize the tax benefits in foreign jurisdictions related to the deferred tax assets of Ociesse s.r.l. and Berry Plastics de Mexico.  Therefore, the Company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets for Ociesse s.r.l. and Berry Plastics de Mexico.

Due to prior year Sec. 382 limit carryforwards, all Federal operating loss carryforwards are available for immediate use.  As part of the effective tax rate calculation, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company has not provided a valuation allowance on its net operating loss carryforwards in the United Statues because it has determined that future rewards of its temporary taxable differences will occur in the same periods and are of the same nature as the temporary differences giving rise to the deferred tax assets.  Our valuation allowance against deferred tax assets was $8.2 million and $5.0 million as of fiscal year end 2009 and 2008, respectively, related to the foreign operating loss carryforwards.

Uncertain Tax Positions

Effective September 30, 2007, we adopted the provisions of the Income Taxes standard of the Codification. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with guidance provide by FASB and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Upon adoption of the standard, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. There was no adjustment to retained earnings upon adoption on September 30, 2007.

The following table summarizes the activity related to our gross unrecognized tax benefits from year end fiscal 2007 to year end fiscal 2009:

Balance at end of fiscal 2007	$ 3.9
Increase/decrease of tax positions	1.4
Balance at end of fiscal 2008	$ 5.3

Increase/decrease of tax positions	—
Balance at end of fiscal 2009	$ 5.3

There are no unrecognized tax benefits that, if recognized, would affect our effective tax rate as of fiscal year end 2008 and 2009, respectively.

As of fiscal year end 2009, due to availability of NOL we have no accrued amounts for payment of interest. Interest included in our provision for income taxes was not material in all the periods presented. We have not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.

We and our subsidiaries are routinely examined by various taxing authorities. Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdiction is the U.S. The IRS has completed an examination of our 2003 tax year. Our 2004 - 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes.  There are various other on-going audits in various other jurisdictions that are not material to our financial statements.

9.  Retirement Plan

The Company maintains six defined benefit pension plans which cover certain manufacturing facilities.  The Company also maintains a retiree health plan, which covers certain healthcare and life insurance benefits for certain retired employees and their spouses.  Five of the six defined benefit plans and the retiree health plan are frozen plans.  The Company uses fiscal year-end as a measurement date for the retirement plans.

The Company sponsors two defined contribution 401(k) retirement plans covering substantially all employees.  Contributions are based upon a fixed dollar amount for employees who participate and percentages of employee contributions at specified thresholds.  Contribution expense for these plans was $1.0 million, $7.8 million and $6.8 million for fiscal 2009, 2008 and 2007, respectively.

The Company participates in one multiemployer plan. Contributions to the plan are based on specific percentages of employee compensation and are immaterial.

The Company adopted the guidance of the Compensation section of the ASC effective September 29, 2007, which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet, with changes in the funded status recorded through other comprehensive income. The effect of adopting the guidance was to reduce the accrued benefit liability by $4.4 million at the end of fiscal year 2007, with an offsetting adjustment to ending accumulated other comprehensive income, net of tax.

The projected benefit obligations of the Company’s plans presented herein are materially consistent with the accumulated benefit obligations of such plans.  The net amount of liability recognized is included in Other long-term liabilities on the balance sheet.

Defined Benefit Pension Plans			Retiree Health Plan
2009		2008	2009	2008
Change in Projected Benefit Obligations (PBO)
PBO at beginning of period	$56.3	$40.2	$6.2	$6.6
Service cost	0.3	0.3	—	—
Business combinations	—	17.4	—	—
Interest cost	3.2	2.9	0.4	0.4
Actuarial loss (gain)	3.2	(0.4)	(1.5)	0.2
Benefits paid	(4.3)	(4.1)	(0.5)	(1.0)
PBO at end of period	$58.7	$56.3	$4.6	$6.2

Change in Fair Value of Plan Assets
Plan assets at beginning of period	$42.1	$36.2	$ —	$ —
Actual return on plan assets	0.6	(6.6)	—	—
Business combinations	—	15.1	—	—
Company contributions	1.0	1.5	0.5	1.0
Benefits paid	(4.3)	(4.1)	(0.5)	(1.0)
Plan assets at end of period	39.4	42.1	—	—
Funded status	($19.3)	($14.2)	($4.6)	($6.2)
Unrecognized net actuarial loss/gain	—	—	—	—
Net amount recognized	($19.3)	($14.2)	($4.6)	($6.2)

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the fiscal years ended:

	Defined Benefit Pension Plans		Retiree Health Plan
(Percents)	2009	2008	2009	2008
Weighted-average assumptions:
Discount rate for benefit obligation	5.25	6.0	5.0	6.0
Discount rate for net benefit cost	6.0	6.0	6.0	6.0
Expected return on plan assets for net benefit costs	8.0	8.0	8.0	8.0

In evaluating the expected return on plan assets, Berry considered its historical assumptions compared with actual results, an analysis of current market conditions, asset allocations, and the views of advisers.  Health-care-cost trend rates were assumed to increase at an annual rate of 7.0% in 2009 and thereafter.  A one-percentage-point change in these assumed health care cost trend rates would not have a material impact on our postretirement benefit obligation.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal years ending as follows:

	Defined Benefit Pension Plans	Retiree Health Plan
2010	$4.5	$0.9
2011	4.4	0.6
2012	4.4	0.4
2013	4.4	0.4
2014	4.4	0.4
2015-2019	21.2	1.1

In fiscal 2010, Berry expects to contribute approximately $3.0 million to its retirement plans to satisfy minimum funding requirements for the year.

Net pension and retiree health benefit expense included the following components as of fiscal 2009 and 2008

	2009	2008
Defined Benefit Pension Plans
Service cost	$ 0.3	$ 0.3
Interest cost	3.2	2.9
Amortization	0.6	—
Expected return on plan assets	(3.2)	(3.4)
Net periodic benefit cost	$0.9	$(0.2)

Retiree Health Benefit Plan
Interest and Net periodic benefit cost	$ 0.4	$ 0.4

Our defined benefit pension plan asset allocations as of fiscal year end 2009 and 2008 are as follows:

	2009	2008
Asset Category
Equity securities and equity-like instruments	46%	45%
Debt securities	48	46
Other	6	9
Total	100%	100%

The Company’s retirement plan assets are invested with the objective of providing the plans the ability to fund current and future benefit payment requirements while minimizing annual Company contributions.  The plans’ asset allocation strategy reflects a long-term growth strategy with approximately 40-50% allocated to growth investments and 40-50% allocated to fixed income investments and 5-10% in other, including cash. During fiscal 2009, the retirement plans purchased $5.5 million principal of the Company's 10 ¼% Senior Subordinated Notes.  The Company re-addresses the allocation of its investments on an annual basis.

10.  Restructuring and Impairment Charges

The Company announced various restructuring plans in the last three fiscal years which included shutting down facilities in all four of the Company’s operating segments.

During February 2007, Covalence conducted a facilities utilization review and approved a plan to close a manufacturing operation within its Tapes and Coatings division in Meridian, Mississippi. This facility was closed during the fourth quarter of fiscal 2007.  The affected business accounted for less than $25.0 million of annual net sales with certain segments of its operations transferred to other facilities.

In April 2007, the Company announced its intention to shut down a manufacturing facility within its closed top division located in Oxnard, California. The business from this facility has been moved to other existing facilities. Also in April 2007, the Company announced that it would close the Covalence corporate headquarters in Bedminster, NJ and one of the Company’s division headquarters in Shreveport, LA.  The reorganization was part of the integration plan to consolidate certain corporate functions at the Company’s headquarters in Evansville, Indiana and to consolidate the adhesives and coatings segments into one new segment called Tapes and Coatings.

During July and September 2007 the Company announced a restructuring of the operations within its Flexible Films division, including the closure of five manufacturing facilities in Yonkers, New York; Columbus, Georgia; City of Industry, California; Santa Fe Springs, California and Sparks, Nevada.  The affected business accounted for less than $110.0 million of annual net sales with certain segments of its operations transferred to other facilities.

In March 2008 the Company announced the intention to shut down a manufacturing facility within its Tapes and Coatings division located in San Luis Potosi, Mexico.

During fiscal 2009, the Company announced the intention to shut down one manufacturing facility within its Flexible Films division located in Bloomington, Minnesota and one manufacturing facility within its Rigid Open Top division located in Toluca, Mexico.  The $7.8 million of non-cash asset impairment costs recognized in fiscal 2009 related to these restructuring plans has been reported as Restructuring expense in the Consolidated Statements of Operations. The remaining liability has been included within Accrued expenses and other current liabilities on the Consolidated Balance Sheet.  The affected business accounted for less than $64.8 million of annual net sales with majority of the operations transferred to other facilities.

The table below sets forth the Company’s estimate of the total cost of the restructuring programs, the portion recognized through fiscal year end 2009 and the portion expected to be recognized in a future period:

	Expected Total Costs	Cumulative charges through Fiscal 2009	To be Recognized in Future
Severance and termination benefits	$ 8.7	$ 8.4	$ 0.3
Facility exit costs	22.1	22.1	—
Asset impairment	25.9	25.9	—
Other	7.0	3.6	3.4
Total	$63.7	$60.0	$3.7

The tables below sets forth the significant components of the restructuring charges recognized for the fiscal years ended 2009 and 2008, by segment:

Fiscal 2009	Tapes and Coatings	Flexible Films	Rigid Open Top	Total
Severance and termination benefits	$—	$0.2	$0.4	$0.6
Facility exit costs	0.3	0.8	1.8	2.9
Asset impairment	—	2.6	5.2	7.8
Restructuring and impairment charges	$0.3	$3.6	$7.4	$11.3

Fiscal 2008	Tapes and Coatings	Flexible Films	Total
Severance and termination benefits	$0.8	$(0.5)	$0.3
Facility exit costs	0.6	7.3	7.9
Asset impairment	—	—	—
Other	1.2	0.2	1.4
Restructuring and impairment charges	$2.6	$7.0	$9.6

Fiscal 2007	Tapes and Coatings	Flexible Films	Corporate	Rigid Closed Top	Total
Severance and termination benefits	$0.8	$3.0	$3.5	$0.2	$7.5
Facility exit costs	0.3	4.2	1.9	4.9	11.3
Asset impairment	3.4	14.7	—	—	18.1
Other	1.6	0.2	—	0.4	2.2
Restructuring and impairment charges	$6.1	$22.1	$5.4	$5.5	$39.1

The table below sets forth the activity with respect to the restructuring accrual at fiscal year end 2009 and 2008:

	Employee Severance and Benefits		Facilities Exit Costs	Other		Non-cash charges		Total
Balance at fiscal year end 2007		$3.0	$10.4	$	―	$	―	$13.4
Charges		0.3	7.9		1.4		―	9.6
Cash payments		(3.3)	(14.2)		(1.4)		―	(18.9)
Balance at fiscal year end 2008		―	4.1		―		―	4.1
Charges		0.6	2.9		―		7.8	11.3
Non-cash asset impairment		―	―		―		(7.8)	(7.8)
Cash payments		(0.6)	(4.2)		―		―	(4.8)
Balance at fiscal year end 2009	$	―	$2.8	$	―	$	―	$2.8

The restructuring costs accrued as of fiscal year end 2009 will result in future cash outflows, which are not expected to be material.

11.  Related Party Transactions

Management Fee

The Company is charged a management fee by Apollo Management, L.P., an affiliate of its principal stockholder and Graham Partners, for the provision of management consulting and advisory services provided throughout the year.  The management fee is the greater of $3.0 million or 1.25% of adjusted EBITDA.  In addition, Apollo and Graham have the right to terminate the agreement at any time, in which case Apollo and Graham will receive additional consideration equal to the present value of $21 million less the aggregate amount of annual management fees previously paid to Apollo and Graham, and the employee stockholders will receive a pro rata payment based on such amount.

Total management fees charged by Apollo and Graham were $6.4 million, $6.0 million and $5.9 million for the fiscal years ended 2009, 2008 and 2007, respectively.  The Company paid $4.4 million, $2.6 million and $2.5million to entities affiliated with Apollo Management and $0.6 million, $0.4 million and $0.5 million to entities affiliated with Graham for fiscal 2009, 2008 and 2007, respectively.

Berry Group Indebtedness

On June 5, 2007, the Company’s parent, Berry Group, entered into a $500.0 million senior unsecured term loan agreement (“Senior Unsecured Term Loan”) with a syndicate of lenders.  The Senior Unsecured Term Loan matures on June 5, 2014 and was sold at a 1% discount, which is being amortized over the life of the loan.  Interest on the agreement is payable on a quarterly basis and bears interest at the Company’s option based on (1) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Credit Suisse as its “prime rate” plus 525 basis points or (2) LIBOR (0.28% at fiscal year end 2009) plus 625 basis points.  The Senior Unsecured Term Loan contains a payment in kind (“PIK”) option which allows Berry Group to forgo paying cash interest and to add the PIK interest to the outstanding balance of the loan.  This option expires on the five year anniversary of the loan and if elected increases the rate per annum by 75 basis points for the specific interest period.  Berry Group at its election may make the quarterly interest payments in cash, may make the payments by paying 50% of the interest in cash and 50% in PIK interest or 100% in PIK interest for the first five years.  The Senior Unsecured Term Loan is unsecured and there are no guarantees by Berry Plastics Corporation or any of its subsidiaries and therefore this financial obligation is not recorded in the Consolidated Financial Statements of Berry Plastics Corporation.  Berry Group elected to exercise the PIK interest option during 2008 and 2009.

Berry Group at its election may call the notes up to the first anniversary date for 100% of the principal balance plus accrued and unpaid interest and an applicable premium.  Berry Group’s call option for the notes between the one year and two year and two year and three year anniversary dates changes to 102% and 101% of the outstanding principal balance plus accrued and unpaid interest, respectively.  The notes also contain a put option which allows the lender to require Berry Group to repay any principal and applicable PIK interest that has accrued if Berry Group has an applicable high yield discount obligation (“AHYDO”) within the definition outlined in the Internal Revenue Code, section 163(i)(1) at each payment period subsequent to the five year anniversary date.

In fiscal 2009, BP Parallel LLC, a non-guarantor subsidiary of the Company invested $165.9 million to purchase assignments of $514.5 million principal of the Senior Unsecured Term Loan.  The Company has accounted for this investment as a held-to-maturity investment in accordance with the investment accounting standards of the FASB.  The Company has the intent and ability to hold the security to maturity.  The investment is stated at amortized cost and the discount is being accreted under the effective interest method to interest income until the maturity of the debt on June 5, 2014.  The Company has recorded the investment in Other assets in the Consolidated Balance Sheet and are recording the interest income and the income from the discount on the purchase of Senior Unsecured Term Loan in Interest income in the Consolidated Statements of Operations.  The Company has recognized $17.6 million of interest and accretion income in fiscal 2009.

Other Related Party Transactions

Certain of our management, stockholders and related parties and its affiliates have independently acquired and hold financial debt instruments of the Company.  During fiscal 2009 and 2008, interest expense includes $7.5 million and $1.2 million related to this debt, respectively.

12.  Stockholders’ Equity

2006 Equity Incentive Plan

In connection with Apollo’s acquisition of the Company, Berry Group adopted an equity incentive plan pursuant to which options to acquire up to 577,252 shares of Group’s common stock may be granted.  Prior to fiscal 2009, the plan was amended to allow for an additional 230,000 options to be granted.  Options granted under the 2006 Equity Incentive Plan may not be assigned or transferred, except to Berry Group or by will or the laws of descent or distribution.  The 2006 Equity Incentive Plan terminates ten years after adoption and no options may be granted under the plan thereafter.  The 2006 Equity Incentive Plan allows for the issuance of non-qualified options, options intended to qualify as “incentive stock options” within the meaning of the Internal Revenue Code of 1986, as amended, and stock appreciation rights.  The employees participating in the 2006 Equity Incentive Plan receive options and stock appreciation rights under the 2006 Equity Incentive Plan pursuant to individual option and stock appreciation rights agreements, the terms and conditions of which are substantially identical.  Each option agreement provides for the issuance of options to purchase common stock of Berry Group.  Options granted under the 2006 Equity Incentive Plan prior to the Merger with Covalence had an exercise price per share that either (1) was fixed at the fair market value of a share of common stock on the date of grant or (2) commenced at the fair market value of a share of common stock on the date of grant and increases at the rate of 15% per year during the term.  Some options granted under the plan become vested and exercisable over a five-year period based on continued service.  Other options become vested and exercisable based on the achievement by the Company of certain financial targets.  Upon a change in control, the vesting schedule with respect to certain options accelerate for a portion of the shares subject to such options.  Since Berry Group’s common stock is not highly liquid, except in certain limited circumstances, the stock options may not be redeemable.

In connection with the Merger with Covalence, Group modified its outstanding stock options to provide for (i) the vesting of an additional twenty percent (20%) of the total number of shares underlying such outstanding options; (ii) the conversion of options with escalating exercise prices to a fixed priced option, with no increase in the exercise price as of the date of grant of such escalating priced option; and (iii) with respect to each outstanding option, the vesting of which was contingent upon the achievement of performance goals, the deemed achievement of all such performance goals.

During fiscal 2007, the Group also clarified the anti-dilution provisions of its stock option plans to require payment of special dividends to holders of outstanding stock options.   In June 2007, Group’s Board of Directors declared a special one-time dividend of $77 per common share to shareholders of record as of June 6, 2007.  The 2007 dividend reduced Group’s shareholders’ equity for owned shares by approximately $530.2 million.  In connection with this dividend, the Company paid a dividend of approximately $87.0 million to Berry Group and used the proceeds from the Senior Unsecured Term Loan of Berry Group to fund this dividend payment.

In connection with the fiscal 2007 paid dividend, holders of vested stock options received $13.7 million, while an additional $34.5 million was paid to nonvested option holders on the second anniversary of the dividend grant date (assuming the nonvested option holders remain employed by the Company).  In December 2008, the Executive Committee of Berry Group modified the vesting provisions related to the amounts held in escrow.  This resulted in the immediate vesting and accelerating the recognition of the remaining unrecorded stock compensation expense of $11.4 million in selling, general and administrative expenses recorded in the first fiscal quarter of 2009.

The Company recognized total stock based compensation of $12.4 for fiscal 2009 and $19.6 million for the fiscal years ended 2008 and 2007.  The stock based compensation recognized in fiscal 2009 was comprised of stock based compensation of $11.4 million related to the unvested stock options associated with special one-time dividend and $1.0 million of stock based compensation for the time based and performance based options that were granted after the special one-time dividend.

Information related to the 2006 Equity Incentive Plan as of the fiscal year end 2009 and 2008 is as follows:

	2009		2008
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	781,097	$ 102.38	618,620	$ 100.00
Options granted	36,104	37.21	204,416	109.90
Options exercised or cash settled	―	―	(5,068)	98.10
Options forfeited or cancelled	(16,198)	103.44	(36,871)	104.20
Options outstanding, end of period	801,003	$99.45	781,097	$102.38

Option price range at end of period	$37.21 - $112.80		$53.50 - $112.80
Options exercisable at end of period	448,850		322,951
Options available for grant at period end	6,249		34,295
Weighted average fair value of options granted during period	$23		$36

The fair value for options granted have been estimated at the date of grant using a Black-Scholes model, generally with the following weighted average assumptions:

	2009	2008	2007
Risk-free interest rate	1.7-2.5%	2.7-4.2%	4.5 – 4.9%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	.36 - .37	.31 - .34	.20 - .45
Expected option life	5 years	5 years	3.73 – 6.86 years

The following table summarizes information about the options outstanding at fiscal year end 2009:

Range of Exercise Prices	Number Outstanding at September 26, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 26, 2009
$37.21 - $112.80	801,003	7 years	$99.45	448,850

Notes Receivable from Management

Berry Group has adopted an employee stock purchase program pursuant to which a number of non-executive employees had the opportunity to invest in Berry Group on a leveraged basis. In the event that an employee defaults on a promissory note used to purchase such shares, Berry Group’s only recourse is to the shares of Berry Group securing the note. In this manner, non-executive management acquired 98,052 shares in the aggregate.  Certain of these amounts were repaid by the employees in connection with the special one-time dividend.  The receivable was $2.3 million and $2.5 million at the end of fiscal 2009 and 2008, respectively.

13.  Segment and Geographic Data

Berry’s operations are organized into four reportable segments: Rigid Open Top, Rigid Closed Top, Flexible Films, and Tapes and Coatings.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium and India.  The Company evaluates the performance of and allocates resources to these segments based on revenue and other segment profit measures.  The North American operation represents 94% of the Company’s net sales and 97% of the total assets.  Selected information by reportable segment is presented in the following table:
	2009	2008	2007
Net Sales
Flexible Films	$838.8	$1,092.2	$1,042.8
Tapes and Coatings	427.9	514.3	536.7
Rigid Open Top	1,062.9	1,053.2	881.3
Rigid Closed Top	857.5	853.4	598.0
Less intercompany revenue	—	—	(3.8)
	$3,187.1	$3,513.1	$3,055.0
Operating income
Flexible Films	$5.8	$(10.3)	(23.6)
Tapes and Coatings	3.0	6.0	(10.6)
Rigid Open Top	117.8	73.7	69.9
Rigid Closed Top	59.2	42.0	31.7
	$185.8	$111.4	67.4

Depreciation and amortization
Flexible Films	44.2	42.3	51.2
Tapes and Coatings	33.4	35.7	38.4
Rigid Open Top	83.4	88.0	77.3
Rigid Closed Top	92.5	90.8	53.3
	253.5	256.8	220.2

Total Assets	2009	2008
Flexible Films	$ 703.2	$ 637.8
Tapes and Coatings	352.1	417.9
Rigid Open Top	1,822.7	2,019.6
Rigid Closed Top	1,523.0	1,648.8
	$4,401.0	$4,724.1
Goodwill
Flexible Films	$ 16.8	$ 23.3
Tapes and Coatings	—	5.8
Rigid Open Top	646.3	646.3
Rigid Closed Top	768.1	773.9
	$1,431.2	$1,449.3

14.  Guarantor and Non-Guarantor Financial Information

The Company has First Priority Notes, Second Priority Fixed and Floating Rate Notes and 10 ¼% Senior Subordinated Notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by substantially all of Berry’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% wholly owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  Presented below is condensed consolidating financial information for the parent company, guarantor subsidiaries and non-guarantor subsidiaries.  The equity method has been used with respect to investments in subsidiaries.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Supplemental Consolidated Statements of Operations

	Fiscal 2009
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$736.4	$2,252.2	$198.5	—	$3,187.1
Cost of sales	670.4	1,802.3	168.4	—	2,641.1
Gross profit	66.0	449.9	30.1	—	546.0
Selling, general and administrative expenses	74.9	230.2	20.1	—	325.2
Restructuring and impairment charges, net	3.6	0.3	7.4	—	11.3
Other operating expenses	4.6	15.3	3.8	—	23.7
Operating income (loss)	(17.1)	204.1	(1.2)	—	185.8
Other (income) expense	(36.9)	6.5	—	—	(30.4)
Interest expense, net	60.0	(185.7)	(1.2)	—	244.5
Equity in net income of subsidiaries	(20.7)	—	—	20.7	—
Gain (loss) from continuing operations before income taxes	(19.5)	11.9	—	(20.7)	(28.3)
Income tax expense (benefit)	2.5	(12.2)	3.4	—	(6.3)
Income (loss) from continuing operations	(22.0)	24.1	(3.4)	(20.7)	(22.0)
Discontinued operations, net of income taxes	4.2	—	—	—	4.2
Net income (loss)	$(26.2)	$24.1	$(3.4)	(20.7)	$(26.2)

	Fiscal 2008
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales	$974.3	$2,287.1	$251.7	—	$3,513.1
Cost of sales	900.2	1,894.2	224.9	—	3,019.3
Gross profit	74.1	392.9	26.8	—	493.8
Selling, general and administrative expenses	91.0	224.9	24.1	—	340.0
Restructuring and impairment charges, net	6.2	3.4	—	—	9.6
Other operating expenses	18.4	10.2	4.2	—	32.8
Operating income (loss)	(41.5)	154.4	(1.5)	—	111.4
Other (income) expense	—	(0.1)	0.1	—	—
Interest expense, net	72.1	170.8	18.8	—	261.7
Equity in net income of subsidiaries	(12.8)	—	—	21.8	—
Gain (loss) from continuing operations before income taxes	(100.8)	(16.3)	(20.4)	(12.8)	(150.3)
Income tax expense (benefit)	0.3	(54.0)	4.5	—	(49.2)
Net income (loss)	$(101.1)	$37.7	$(24.9)	(12.8)	$(101.1)

	Fiscal 2007
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales, including related party revenue	$973.4	$1,910.4	$187.0	$(15.8)	$3,055.0
Cost of sales	888.1	1,542.2	168.9	(15.8)	2,583.4
Gross profit	85.3	368.2	18.1	—	471.6
Selling, general and administrative expenses	(78.6)	388.0	12.6	(0.5)	321.5
Restructuring and impairment charges, net	39.1	—	—	—	39.1
Other operating expenses	18.1	23.6	1.9	—	43.6
Operating income (loss)	106.7	(43.4)	3.6	0.5	67.4
Loss on extinguished debt	15.4	21.9	—	—	37.3
Interest expense, net	93.2	150.0	14.6	(20.2)	237.6
Equity in net income of subsidiaries	135.0	2.0	—	(137.0)	—
Income (loss) before income taxes	(136.9)	(217.3)	(11.0)	157.7	(207.5)
Minority interest	(2.7)	—	—	—	(2.7)
Income tax expense (benefit)	(18.0)	(72.7)	2.1	—	(88.6)
Net income (loss)	$(116.2)	$(144.6)	$(13.1)	$157.7	$(116.2)

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year end 2009
($ in millions)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$6.6	$0.1	$3.3	$—	$10.0
Accounts receivable, net of allowance	85.6	223.1	24.5	—	333.2
Inventories	66.9	286.7	20.4	—	374.0
Prepaid expenses and other current	0.9	62.3	11.2	—	74.4
Total current assets	160.0	572.2	59.4	—	791.6
Property, plant and equipment, net	183.5	657.0	35.1	—	875.6
Intangible assets, net	185.3	2,296.1	58.1	(0.9)	2,538.6
Investment in Subsidiaries	3,295.3	—	—	(3,295.3)	—
Other assets	5.0	3.8	210.9	(24.5)	195.2
Total Assets	3,829.1	3,529.1	363.5	(3,320.7)	4,401.0
Liabilities and Equity
Current liabilities:
Accounts payable	$41.5	$180.7	$7.6	$—	$229.8
Accrued and other current liabilities	52.7	129.5	11.1	(0.4)	192.9
Long-term debt—current portion	12.0	5.5	—	—	17.5
Total current liabilities	106.2	315.7	18.7	(0.4)	440.2
Long-term debt	3,365.0	23.1	3.7	(49.6)	3,342.2
Deferred tax liabilities	—	194.9	—	—	194.9
Other long term liabilities	36.2	65.5	0.3	—	102.0
Total long-term liabilities	3,401.2	283.5	4.0	(49.6)	3,639.1
Total Liabilities	3,507.4	599.2	22.7	(50.0)	4,079.3
Total Equity	321.7	2,929.9	340.8	(3,270.7)	321.7
Total Liabilities and Equity	3,829.1	3,529.1	363.5	(3,320.7)	4,401.0

Condensed Supplemental Consolidated Balance Sheet
As of fiscal year end 2008
($ in millions)
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$172.6	$8.7	$8.4	$—	$189.7
Accounts receivable, net of allowance	116.1	266.1	40.3	—	422.5
Inventories	140.7	327.3	32.3	—	500.3
Prepaid expenses and other current	3.8	70.1	10.7	—	84.6
Total current assets	433.2	672.2	91.7	—	1,197.1
Property, plant and equipment, net	201.2	610.9	50.7	—	862.8
Intangible assets, net	216.2	2,378.3	67.7	—	2,662.2
Investment in Subsidiaries	3,224.6	—	—	(3,224.6)	—
Other assets	2.0	—	—	—	2.0
Total Assets	$4,077.2	$3,661.4	$210.1	$(3,224.6)	$4,724.1
Liabilities and Equity
Current liabilities:
Accounts payable	$61.0	$177.0	$15.8	$—	$253.8
Accrued and other current liabilities	72.3	122.5	11.8	—	206.6
Long-term debt—current portion	12.0	9.1	0.3	—	21.4
Total current liabilities	145.3	308.6	27.9	—	481.8
Long-term debt	3,548.9	28.6	0.7	—	3,578.2
Deferred tax liabilities	(2.0)	203.4	10.9	—	212.3
Other long term liabilities	33.1	64.7	2.1	—	99.9
Total long-term liabilities	3,580.0	296.7	13.7	—	3,890.4
Total Liabilities	3,725.3	605.3	41.6	—	4,372.2
Total Equity	351.9	3,056.1	168.5	(3,224.6)	351.9
Total Liabilities and Equity	$4,077.2	$3,661.4	$210.1	$(3,224.6)	$4,724.1

Condensed Supplemental Consolidated Statements of Cash Flows

	Fiscal 2009
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$287.8	$133.6	$(7.0)	$—	$414.4

Cash Flow from Investing Activities
Additions to property, plant, and equipment	(47.3)	(143.0)	(4.1)	—	(194.4)
Proceeds from disposal of assets	—	0.8	2.8	—	3.6
Investment in Berry Group	—	—	(168.8)	—	(168.8)
Acquisition of business net of cash acquired	(4.6)	—	—	—	(4.6)
Net cash used in investing activities	(51.9)	(142.2)	(170.1)	—	(364.2)

Cash Flow from Financing Activities
Proceeds from long-term debt	—	—	4.5	—	4.5
Equity contributions	(169.2)	—	168.8	—	(0.4)
Repayment of long-term debt	(232.2)	—	(1.1)	—	(233.4)
Deferred financing costs	(0.4)	—	—	—	(0.4)
Net cash provided by (used in) financing activities	(401.9)	—	172.2	—	(229.7)
Effect of currency translation on cash	—	—	(0.2)	—	(0.2)
Net increase in cash and cash equivalents	(166.0)	(8.6)	(5.1)	—	(179.7)
Cash and cash equivalents at beginning of period	172.6	8.7	8.4	—	189.7
Cash and cash equivalents at end of period	$6.6	$0.1	$3.3	$—	$10.0

	Fiscal 2008
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$(32.5)	$37.5	$4.8	$—	$9.8

Cash Flow from Investing Activities
Additions to of property, plant, and equipment	(40.8)	(119.5)	(2.1)	—	(162.4)
Proceeds from disposal of assets	—	83.0	—	—	83.0
Acquisition of business net of cash acquired	(576.2)	—	—	—	(576.2)
Net cash used in investing activities	(617.0)	(36.5)	(2.1)	—	(655.6)

Cash Flow from Financing Activities
Proceeds from long-term debt	1,388.5	—	—	—	1,388.5
Equity contributions	(0.5)	—	—	—	(0.5)
Repayment of long-term debt	(542.8)	—	(0.2)	—	(543.0)
Deferred financing costs	(26.4)	—	—	—	(26.4)
Sales of interest rate hedges	2.4	—	—	—	2.4
Net cash provided by (used in) financing activities	821.2	—	(0.2)	—	821.0
Effect of currency translation on cash	—	—	(0.1)	—	(0.1)
Net increase in cash and cash equivalents	171.7	1.0	2.4	—	175.1
Cash and cash equivalents at beginning of period	0.9	7.7	6.0	—	14.6
Cash and cash equivalents at end of period	$172.6	$8.7	$8.4	$—	$189.7

	Fiscal 2007
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash Flow from Operating Activities	$23.6	$115.6	$(1.9)	$—	$137.3

Cash Flow from Investing Activities
Additions to property, plant, and equipment	(16.4)	(75.7)	(7.2)	—	(99.3)
Proceeds from disposal of assets	—	0.8	10.0	—	10.8
Acquisition of business net of cash acquired	(30.0)	(45.8)	—	—	(75.8)
Net cash used in investing activities	(46.4)	(120.7)	2.8	—	(164.3)

Cash Flow from Financing Activities
Proceeds from long-term debt	1,232.6	—	0.4	—	1,233.0
Equity contributions	(102.5)	—	—	—	(102.5)
Repayment of long-term debt	(1,159.0)	(2.2)	—	—	(1,161.2)
Deferrede financing costs	(9.7)	—	—	—	(9.7)
Net cash provided by (used in) financing activities	(38.6)	(2.2)	0.4	—	(40.4)
Effect of currency translation on cash	—	—	(1.1)	—	(1.1)
Net increase (decrease) in cash and cash equivalents	(61.4)	(7.3)	0.2	—	(68.5)
Cash and cash equivalents at beginning of period	62.3	15.0	5.8	—	83.1
Cash and cash equivalents at end of period	$0.9	$7.7	$6.0	$—	$14.6

15.  Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for fiscal years 2009 and 2008.

	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$865.0	$757.8	$769.7	$794.6	$762.7	$844.3	$939.9	$966.2
Cost of sales	738.1	635.3	612.6	655.1	653.9	731.9	800.8	832.7
Gross profit	$126.9	$122.5	$157.1	$139.5	$108.8	$112.4	$139.1	$133.5

Net income (loss)	$(29.4)	$(7.4)	$1.3	$9.3	$(31.3)	$(29.3)	$(11.2)	$(29.3)

16.  Subsequent Events

In October 2009, the Company announced our intention to acquire the equity of Pliant Corporation (“Pliant”) upon its emergence from reorganization pursuant to a proceeding under Chapter 11 of the Bankruptcy Code. If the acquisition is completed, Pliant would be a wholly owned subsidiary of Berry Plastics.  Pliant is a leading manufacturer of value-added films and flexible packaging for food, personal care, medical, agricultural and industrial applications with annual net sales of approximately $1,127.6 million in calendar 2008. Pliant manufactures key components in a wide variety of flexible packaging products for use in end-use markets such as coffee, confections, snacks, fresh produce, lidding, and hot-fill liquids as well as providing printed rollstock, bags and sheets used to package consumer goods. Pliant also offers a diverse product line of film industry-related products and has achieved leading positions in many of these product lines.

In November 2009, in order to fund the $561.0 million Pliant acquisition estimated purchase price, the Company completed a private placement of $370.0 million aggregate principal amount of 8 ¼% First Priority Senior Secured Notes due on November 15,

2015 and $250.0 million aggregate principal amount of 8⅞% Second Priority Senior Secured Notes due on September 15, 2014.  In light of the conditions required to effect the proposed Pliant acquisition including customary antitrust approvals, the gross proceeds of $596.3 million, before fees and expenses, from this offering were placed into segregated escrow collateral accounts within two of our unrestricted subsidiaries pending our right to acquire the equity of Pliant upon emergence from bankruptcy.  Therefore, if the Pliant acquisition does not occur prior to January 29, 2010, or such earlier date as we determine at our sole discretion that any of the offering escrow conditions cannot be satisfied, then these Notes will be subject to a special mandatory redemption at a price equal to 100% of the gross proceeds of such Notes, plus accrued and unpaid interest to, but not including, the date of redemption.  As part of acquisition of Pliant, the Company expects to increase the amount of our lender commitments under our revolving credit facility by $100 million.

In November 2009, the Company entered into a definitive agreement to acquire 100% of the outstanding common stock of Superfos Packaging, Inc., a manufacturer of injection molded plastic rigid open top containers and other plastic packaging products for the food, industrial and household chemical, building materials and personal care end markets which had 2008 annual net sales of $46.8 million.  The purchase price is approximately $82 million and will be funded from cash on hand or existing credit facilities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of November, 2009.

BERRY PLASTICS CORPORATION

                                                                                                                                                                                                                                    By    /s/ Ira G. Boots ____
                                                                                                                    Ira G. Boots
                                                                                                                    Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Ira G. Boots	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	November 24, 2009
Ira G. Boots
/s/ James M. Kratochvil	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	November 24, 2009
James M. Kratochvil
/s/ Robert V. Seminara	Director	November 24, 2009
Robert V. Seminara
/s/ Anthony M. Civale	Director	November 24, 2009
Anthony M. Civale

S-1

  Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act By Registrant Which Has Not Registered Securities Pursuant To Section 12 Of The Act

The Registrant has not sent any annual report or proxy material to security holders.

S-2

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger and Corporate Reorganization, dated as of March 9, 2007, between Covalence Specialty Materials Holding Corp. and Berry Plastics Group, Inc. (incorporated herein by reference to our Registration Statement Form S-4, filed on May 14, 2007)

4.1
Indenture, by and between Berry Plastics Corporation, as Issuer, certain Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to first priority floating rate senior secured notes due 2015, dated as of April 21, 2008 (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on April 22, 2008)

4.2
Collateral Agreement, by and between Berry Plastics Corporation, each Subsidiary of the Company identified therein and Wells Fargo Bank, National Association, as Collateral Agent, dated as of April 21, 2008 (incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 22, 2008)

4.3
Registration Rights Agreement, by and between Berry Plastics Corporation, each Subsidiary of the Company identified therein, Banc of America Securities LLC, Goldman, Sachs & Co. and Lehman Brothers Inc., dated as of April 21, 2008 (incorporated herein by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on April 22, 2008)

10.1
Note Purchase Agreement, among BPC Acquisition Corp. and Goldman, Sachs & Co., as Initial Purchaser, and GSMP 2006 Onshore US, Ltd., GSMP 2006 Offshore US, Ltd., GSMP 2006 Institutional US, Ltd., GS Mezzanine Partners 2006 Institutional, L.P., as Subsequent Purchasers, relating to $425,000,000 Senior Subordinated Notes due 2016, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.3 to our Registration Statement Form S-4, filed on November 2, 2006)

10.2
Indenture, by and between BPC Acquisition Corp. (and following the merger of BPC Acquisition Corp. with and into BPC Holding Corporation, BPC Holding Corporation, as Issuer, and certain Guarantors) and Wells Fargo Bank, National Association, as Trustee, relating to 11% Senior Subordinated Notes due 2016, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.4 to our Registration Statement Form S-4, filed on November 2, 2006)

10.3
First Supplemental Indenture, by and among BPC Holding Corporation, certain Guarantors, BPC Acquisition Corp., and Wells Fargo Bank, National Association, as Trustee, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.5 to our Registration Statement Form S-4, filed on November 2, 2006)

10.4
Exchange and Registration Rights Agreement, by and among BPC Acquisition Corp. and Goldman, Sachs & Co., GSMP 2006 Onshore US, Ltd., GSMP 2006 Offshore US, Ltd., and GSMP 2006 Institutional US, Ltd., dated as of September 20, 2006 (incorporated herein by reference to Exhibit 10.6 to our Registration Statement Form S-4, filed on November 2, 2006)

10.5(a)
U.S. $400,000,000 Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Covalence Specialty Materials Corp., Berry Plastics Group, Inc., certain domestic subsidiaries party thereto from time to time, Bank of America, N.A., as collateral agent and administrative agent, the lenders party thereto from time to time, and the financial institutions party thereto (incorporated herein by reference to Exhibit 10.1(a) to our Current Report on Form 8-K, filed on April 10, 2007)

10.5(b)
U.S. $1,200,000,000 Second Amended and Restated Credit Agreement, dated as of April 3, 2007, by and among Covalence Specialty Materials Corp., Berry Plastics Group, Inc., Credit Suisse, Cayman Islands Branch, as collateral and administrative agent, the lenders party thereto from time to time, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1(b) to our Current Report on Form 8-K, filed on April 10, 2007).

10.5(c)
Amended and Restated Intercreditor Agreement by and among Berry Plastics Group, Inc., Covalence Specialty Materials Corp., certain subsidiaries identified as parties thereto, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch  as first lien agents, and Wells Fargo Bank, N.A., as trustee (incorporated herein by reference to Exhibit 10.1(d) to our Current Report on Form 8-K, filed on April 10, 2007)

10.5(d)
Indenture dated as of  February 16, 2006, among Covalence Specialty Materials Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(e) to our Current Report on Form 8-K, filed on April 10, 2007).

10.5(e)
First Supplemental Indenture dated as of  April 3, 2007, among Covalence Specialty Materials Corp. (or its successor), the Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(f) to our Current Report on Form 8-K, filed on April 10, 2007)

10.5(f)
Second Supplemental Indenture dated as of  April 3, 2007, among Covalence Specialty Materials Corp. (or its successor), Berry Plastics Holding Corporation, the Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(g) to our Current Report on Form 8-K, filed on April 10, 2007)

10.5(g)
Second Supplemental Indenture dated as of April 3, 2007, among Berry Plastics Holding Corporation (or its successor), the existing Guarantors identified on the signature pages thereto, the new Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(h) to our Current Report on Form 8-K, filed on April 10, 2007)

10.5(h)
Second Supplemental Indenture dated as of April 3, 2007, among Berry Plastics Holding Corporation (or its successor), the existing Guarantors identified on the signature pages thereto, the new Guarantors identified on the signature pages thereto and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.1(i) to our Current Report on Form 8-K, filed on April 10, 2007)

10.5(i)
Supplement No. 1 dated as of April 3, 2007 to the Collateral Agreement dated as of September 20, 2006 among Berry Plastics Holding Corporation, each subsidiary identified therein as a party and Wells Fargo Bank, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.1(j) to our Current Report on Form 8-K, filed on April 10, 2007)

10.5(j)
Employment Agreement dated May 26, 2006 between Covalence Specialty Materials Corp. and Layle K. Smith (incorporated herein by reference to Exhibit 10.1(k) to our Current Report on Form 8-K, filed on April 10, 2007).

10.5(k)
Indenture, by and between BPC Acquisition Corp. (and following the merger of BPC Acquisition Corp. with and into BPC Holding Corporation, BPC Holding Corporation, as Issuer, and certain Guarantors) and Wells Fargo Bank, National Association, as Trustee, relating to $525,000,000 8⅞% Second Priority Senior Secured Fixed Rate Notes due 2014 and $225,000,000 Second Priority Senior Secured Floating Rate Notes due 2014, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.1 to our Registration Statement Form S-4, filed on November 2, 2006)

10.5(l)
First Supplemental Indenture, by and among BPC Holding Corporation, certain Guarantors, BPC Acquisition Corp., and Wells Fargo Bank, National Association, as Trustee, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.2 to our Registration Statement Form S-4, filed on November 2, 2006)

10.5(m)
Registration Rights Agreement, by and among BPC Acquisition Corp., BPC Holding Corporation, the subsidiaries of BPC Holding Corporation, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Lehman Brothers Inc., Bear, Stearns & Co., and GE Capital Markets, Inc., dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.3 to our Registration Statement Form S-4, filed on November 2, 2006)

10.5(n)
Collateral Agreement, by and among BPC Acquisition Corp., as Borrower, each Subsidiary of the Borrower identified therein, and Wells Fargo Bank, N.A., as Collateral Agent, dated as of September 20, 2006 (incorporated herein by reference to Exhibit 4.4 to our Registration Statement Form S-4, filed on November 2, 2006)

10.6
Management Agreement, among Berry Plastics Corporation, Berry Plastics Group, Inc., Apollo Management VI, L.P., and Graham Partners, Inc., dated as of September 20, 2006. (incorporated herein by reference to our Registration Statement Form S-4, filed on May 14, 2007)

10.7
Termination Agreement, by and among Covalence Specialty Materials Holding Corp., Covalence Specialty Materials Corp., and Apollo Management V, L.P., dated as of April 3, 2007. (incorporated herein by reference to our Registration Statement Form S-4, filed on May 14,2007)

10.8	2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to our Registration Statement Form S-4, filed on November 2, 2006)
10.9	Form of Performance-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.9 to our Registration Statement Form S-4, filed on November 2, 2006)
10.10	Form of Accreting Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.10 to our Registration Statement Form S-4, filed on November 2, 2006)
10.11	Form of Time-Based Stock Option Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.11 to our Registration Statement Form S-4, filed on November 2, 2006)
10.12
Form of Performance-Based Stock Appreciation Rights Agreement of Berry Plastics Group, Inc. (incorporated herein by reference to Exhibit 10.12 to our Registration Statement Form S-4, filed on November 2, 2006)

10.13
Employment Agreement, dated September 20, 2006, between Berry Plastics Corporation and Ira G. Boots (incorporated herein by reference to Exhibit 10.13 to our Registration Statement Form S-4, filed on November 2, 2006)

10.14
Employment Agreement, dated September 20, 2006, between Berry Plastics Corporation and James M. Kratochvil (incorporated herein by reference to Exhibit 10.14 to our Registration Statement Form S-4, filed on November 2, 2006)

10.15
Employment Agreement, dated September 20, 2006, between Berry Plastics Corporation and R. Brent Beeler (incorporated herein by reference to Exhibit 10.15 to our Registration Statement Form S-4, filed on November 2, 2006)

10.16
Employment Agreement, dated November 22, 1999 between Berry Plastics Corporation and G. Adam Unfried (incorporated herein by reference to Exhibit 10.23 of the Company’s Current Annual Report on Form 10-K filed with the SEC on March 22, 2006)

10.17
Amendment No. 1 to Employment Agreement, dated November 22, 1999 between Berry Plastics Corporation and G. Adam Unfried dated November 23, 2004 (incorporated herein by reference to Exhibit 10.24 of the Company’s Current Annual Report on Form 10-K filed with the SEC on March 22, 2006)

10.18
Amendment No. 2 to Employment Agreement, dated November 22, 1999 between Berry Plastics Corporation and G. Adam Unfried dated March 10, 2006 (incorporated herein by reference to Exhibit 10.25 of the Company’s Current Annual Report on Form 10-K filed with the SEC on March 22, 2006)

10.19
Amendment No. 3 to Employment Agreement, dated November 22, 1999 between Berry Plastics Corporation and G. Adam Unfried dated September 20, 2006. (incorporated herein by reference to our Registration Statement Form S-4, filed on May 14,2007)

10.20
Employment Agreement, dated April 3, 2007 between Berry Plastics Corporation and Thomas E. Salmon (incorporated herein by reference to Exhibit 10.20 of the Company’s Current Annual Report on Form 10-K filed with the SEC on September 27, 2008)

10.21
Purchase and Sale Agreement, dated as of December 15, 2008, by and between BP Parallel Corporation, a Delaware corporation, and Apollo Management VI, L.P., a Delaware limited partnership (incorporated herein by reference to Exhibit 10.21 of the Company’s Current Annual Report on Form 10-K filed with the SEC on September 27, 2008)

12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Registrant
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2*	Section 1350 Certification of the Chief Financial Officer

*Filed herewith.